Form 10-Q
period 2007-11-04
Dollarama Group Holdings L.P.
filed 2008-01-22
CIK 1401140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 4, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

333-143444

(Commission File Number)

Dollarama Group Holdings L.P.

(Exact name of registrant as specified in its charter)

Québec, Canada	Not Applicable
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

5805 Royalmount Ave., Montréal	H4P 0A1
(Address of principal executive offices)	(Postal Code)

(514) 737-1006

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, per Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

Dollarama Group Holdings L.P.

Interim Consolidated Balance Sheet

(expressed in thousands of Canadian dollars)

	As at November 4, 2007 $	As at February 4, 2007 $
	(unaudited)
Assets

Current assets
Cash and cash equivalents	1,829	47,703
Accounts receivable	2,226	5,760
Income taxes recoverable	1,929	1,059
Deposits and prepaid expenses	10,893	8,598
Derivative financial instruments (note 4)	—	7,224
Merchandise inventories	204,322	166,017

	221,199	236,361
Property and equipment	106,171	84,665

Goodwill	727,782	727,782

Other intangible assets	118,046	120,379

	1,173,198	1,169,187

Liabilities

Current liabilities
Bank overdraft	5,334	—
Accounts payable	12,968	15,780
Accrued expenses and other	38,993	35,937
Income taxes payable	461	—
Derivative financial instruments (note 4)	149,986	12,409
Current portion of long-term debt (note 2)	24,097	13,496

	231,839	77,622

Long-term debt (note 2)	622,366	806,921

Other liabilities	26,946	25,413

	881,151	909,956

Commitments and contingencies (note 3)

Partners’ Capital

General partner	374	374

Limited partner	164,005	167,103

Contributed surplus	2,416	1,337

Retained earnings	161,694	83,635

Accumulated other comprehensive income (loss)	(36,442)	6,782

	292,047	259,231

	1,173,198	1,169,187

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group Holdings L.P.

Interim Consolidated Statement of Earnings

(Unaudited)

(expressed in thousands of Canadian dollars)

	For the 13-week period ended November 4, 2007 $	For the three-month period ended October 31, 2006 $	For the 39-week period ended November 4, 2007 $	For the nine-month period ended October 31, 2006 $
Sales	241,905	218,477	690,985	611,560

Cost of sales and expenses
Cost of sales	160,700	147,501	458,113	413,202
General, administrative and store operating expenses	46,162	37,405	131,006	107,382
Amortization	4,588	3,415	12,926	9,249

	211,450	188,321	602,045	529,833

Operating income	30,455	30,156	88,940	81,727

Amortization of deferred financing costs	1,286	1,015	5,070	3,050
Interest expense	16,084	12,001	49,959	35,337
Foreign exchange gain on derivative financial instruments and long-term debt	(20,814)	(693)	(44,438)	(679)

Earnings before income taxes	33,899	17,833	78,349	44,019

Provision for current income taxes	71	421	290	1,264

Net earnings for the period	33,828	17,412	78,059	42,755

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group Holdings L.P.

Interim Consolidated Statement of Partners’ Capital

(Unaudited)

(expressed in thousands of Canadian dollars)

	General partner capital $	Limited partner capital $	Contributed surplus $	Retained earnings $	Accumulated other comprehensive income (loss) $	Total $
Balance – January 31, 2006	374	394,876	800	11,800	(6,030)	401,820

Other comprehensive income
Net earnings for the period	—	—	—	42,755	—	42,755
Unrealized income on derivative financial instruments, net of reclassification adjustments	—	—	—	—	2,107	2,107

Total comprehensive income	—	—	—	42,755	2,107	44,862

Stock-based compensation (note 5)	—	—	463	—	—	463
Capital distributions	—	(4,216)	—	—	—	(4,216)

Balance – October 31, 2006	374	390,660	1,263	54,555	(3,923)	442,929

Balance – February 4, 2007	374	167,103	1,337	83,635	6,782	259,231

Other comprehensive income
Net earnings for the period	—	—	—	78,059	—	78,059
Unrealized loss on derivative financial instruments, net of reclassification adjustments	—	—	—	—	(43,224)	(43,224)

Total comprehensive income (loss)	—	—	—	78,059	(43,224)	34,835

Stock-based compensation (note 5)	—	—	1,079	—	—	1,079
Capital distributions	—	(3,098)	—	—	—	(3,098)

Balance – November 4, 2007	374	164,005	2,416	161,694	(36,442)	292,047

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group Holdings L.P.

Interim Consolidated Statement of Cash Flows

(Unaudited)

(expressed in thousands of Canadian dollars)

	For the 13-week period ended November 4, 2007 $	For the three-month period ended October 31, 2006 $	For the 39-week period ended November 4, 2007 $	For the nine-month period ended October 31, 2006 $
		(restated – note 9)		(restated – note 9)
Operating activities
Net earnings for the period	33,828	17,412	78,059	42,755
Adjustments for
Amortization of property and equipment	4,501	3,022	12,558	8,277
Amortization of intangible assets	824	1,442	2,672	3,641
Change in fair value of derivative financial instruments	74,651	4,731	101,577	8,758
Amortization of deferred financing costs	1,286	1,015	5,070	3,050
Foreign exchange gain on long-term debt	(98,993)	(3,764)	(155,127)	(7,058)
Amortization of unfavourable lease rights	(737)	(1,049)	(2,304)	(2,669)
Deferred lease inducements	824	664	1,958	2,221
Deferred leasing costs	(30)	(40)	(450)	(423)
Deferred tenant allowances	817	876	2,584	3,056
Amortization of deferred tenant allowances	(274)	(170)	(705)	(387)
Stock-based compensation	211	155	1,079	463
Amortization of deferred leasing costs	37	38	111	102
Loss on disposal of property and equipment	5	21	29	41

	16,950	24,353	47,111	61,827
Changes in non-cash working capital components	(1,259)	(21,131)	(37,231)	(1,132)

	15,691	3,222	9,880	60,695

Investing activities
Purchase of property and equipment	(14,321)	(12,596)	(34,323)	(32,588)
Proceeds on disposal of property and equipment	137	51	230	154

	(14,184)	(12,545)	(34,093)	(32,434)

Financing activities
Increase in bank overdraft	5,334	—	5,334	—
Increase in deferred financing costs	—	—	(268)	—
Increase in bank indebtedness	—	—	10,000	—
Decrease in bank indebtedness	(10,000)	—	(10,000)	—
Repayment of long-term debt	(6,694)	(20,684)	(23,629)	(28,061)
Capital distributions	(955)	(1,335)	(3,098)	(4,216)

	(12,315)	(22,019)	(21,661)	(32,277)

Decrease in cash and cash equivalents	(10,808)	(31,342)	(45,874)	(4,016)

Cash and cash equivalents – Beginning of period	12,637	58,209	47,703	30,883

Cash and cash equivalents – End of period	1,829	26,867	1,829	26,867

The accompanying notes are an integral part of the interim consolidated financial statements.

1	Basis of presentation

The unaudited interim consolidated financial statements are based upon accounting policies and methods of their application consistent with those used and described in the annual consolidated financial statements of Dollarama Group Holdings L.P. (the “Partnership”). The unaudited interim consolidated financial statements do not include all of the financial statement disclosures included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”) and therefore should be read in conjunction with the Partnership’s most recent annual consolidated financial statements.

Pursuant to various agreements (the “Agreements”) dated December 8, 2006, all partnership units of Dollarama Holdings L.P. (“Holdings L.P.”) which were held by Dollarama Capital Corporation were ultimately exchanged for partnership units of the Partnership. Holdings L.P., together with its direct subsidiary Dollarama Group GP Inc., have no operations and hold no assets other than 100% of the outstanding units of Dollarama Group L.P. (“Group LP”). The Partnership conducts all of its business through Group L.P. and its subsidiaries. These unaudited interim consolidated financial statements for the 13-week and 39-week periods ended November 4, 2007 reflect the financial position, results of operations and cash flows of the Partnership and its subsidiaries. However, comparative information for the three-month and nine-month periods ended October 31, 2006 is that of Group L.P. and its subsidiaries. The unaudited interim consolidated financial statements have been prepared using the continuity-of-interest method of accounting. Accordingly, the unaudited interim consolidated financial statements of the Partnership on the date of the Agreements were in all material respects the same as those of Group L.P. immediately prior to the Agreements becoming effective.

In the opinion of management of Dollarama Group Holdings GP ULC, acting in its capacity as General Partner of the Partnership, the unaudited interim consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position and results of operations and cash flows in accordance with Canadian GAAP. The results reported in these financial statements are not necessarily indicative of the results that may be expected for the entire year. Historically, the last quarter of the year has presented a higher level of activity and produced better results than the first three quarters.

2	Long-term debt

Long-term debt consists of the following:

	As at November 4, 2007 $	As at February 4, 2007 $
Senior subordinated deferred interest notes (US$185,000,000; February 4, 2007 – US$200,000,000), maturing in August 2012, interest accrues semi-annually in arrears commencing in June 2007 at a rate per annum equal to six-month LIBOR plus 5.75%, increasing to 6.25% in December 2008 and 6.75% in December 2009	172,827	237,100
Senior subordinated notes (US$200,000,000), maturing in August 2012, bearing interest at 8 7/8%, payable semi-annually commencing in February 2006	186,840	237,100
Term bank loan (US$239,802,407; February 4, 2007 – US$241,628,318), maturing in November 2011, repayable in quarterly capital installments of US$608,637. Advances under the term bank loan bear interest at rates ranging from 0.75% to 1.0% above the bank’s prime rate. However, borrowings under the term bank loan by way of LIBOR loans bear interest at rates ranging from 1.75% to 2.0% per annum above the bank’s LIBOR	224,024	286,450
Term bank loan, maturing in May 2010, repayable in quarterly capital installments varying from $1,500,000 to $7,500,000 commencing in April 2005. Advances under the term bank loan bear interest at rates varying from 0.75% to 1.25% per annum above the bank’s prime rate. However, borrowings under the term bank loan by way of bankers’ acceptances bear interest at rates varying from 1.75% to 2.25% per annum above the bankers’ acceptance rate	81,890	88,000

	665,581	848,650
Less: Current portion	24,097	13,496

	641,484	835,154
Less: Deferred financing costs	19,188	28,233

	622,366	806,921

3	Commitments and contingencies

As at November 4, 2007, there were contractual obligations for operating leases amounting to approximately $417,557,000. The leases extend over various periods up to the year 2023, and it is expected that in the normal course of operations most will be renewed under option clauses or will be renegotiated.

The basic annual rent, exclusive of contingent rentals, for the next five years and thereafter is as follows:

$
2008	57,324
2009	53,780
2010	50,812
2011	47,646
2012	43,298
Thereafter	164,697

A legal proceeding has been instituted against the Partnership for alleged copyright infringement pertaining to the sale of certain products. The Partnership has denied this claim and believes it is without merit. It is not possible at this time to determine the outcome of this matter and, accordingly, no provision has been made in the accounts for this claim.

Legal proceedings have been instituted against the Partnership for alleged personal injuries sustained by customers in one of the Partnership’s stores. The plaintiffs are claiming amounts totalling $7,400,000. The Partnership believes that the potential amount to be paid for this claim would be covered by its insurance policies, other than punitive damage. It is not possible at this time to determine the outcome of this matter and, accordingly, no provision has been made in the accounts for this claim.

The Partnership believes that this suit is without substantial merit and should not result in judgments which in aggregate would have a material adverse effect on its financial statements.

4	Derivative financial instruments

The fair value of derivative financial instruments is as follows:

	Fair value
	As at November 4, 2007 $	As at February 4, 2007 $	Qualify for hedge accounting	Nature of hedging relationship
Foreign currency and interest rate swaps	(66,904)	(6,011)	No	—
Foreign exchange forward contracts	(27,992)	7,224	Yes	Cash flow hedge
Foreign currency swap agreements	(55,090)	(6,398)	Yes	Cash flow hedge

	(149,986)	(5,185)

Derivative financial instruments – current assets	—	7,224
Derivative financial instruments – current liabilities	(149,986)	(12,409)

	(149,986)	(5,185)

5	Stock-based compensation

Dollarama Capital Corporation (“DCC”), a parent company of the Partnership, adopted a management option plan (the “Plan”) whereby managers, directors and employees of the Partnership may be granted stock options to acquire shares of DCC. The number and characteristics of stock options granted are determined by the Board of DCC, and the options will have a life not exceeding 10 years.

An option on the Class B common shares must be exercised in combination with 2.86 options on the Class B preferred shares (referred to as a “Combined Option”).

	Number of Class B common share options		Number of Class B preferred share options
	Service	Performance	Service	Performance
Outstanding –January 31, 2006	1,954,167	3,908,334	3,906,280	7,812,560
Effect of the equalization	(1,340,236)	(2,680,472)	(2,153,618)	(4,307,236)

Outstanding – February 4, 2007	613,931	1,227,862	1,752,662	3,505,324
Granted	266,491	532,982	760,800	1,521,600

Outstanding – November 4, 2007	880,422	1,760,844	2,513,462	5,026,924

Exercisable – November 4, 2007	399,250	—	1,139,784	—

6	Related party transactions

Included in expenses are management fees of $2,375,100 for the 39-week period ended November 4, 2007 (for the nine-month period ended October 31, 2006 – $2,311,000) charged by an affiliate of Bain Capital Partners VIII, LP, the private equity firm that controls the Partnership’s parent. Included in expenses are management fees of $784,000 for the 13-week period ended November 4, 2007 (for the three-month period ended October 31, 2006 – $767,000) charged by an affiliate of Bain Capital Partners VIII, LP.

Expenses charged by related parties, which mainly comprise rent, total $4,944,000 for the 39-week period ended November 4, 2007 (for the nine-month period ended October 31, 2006 – $5,435,000). Expenses charged by related parties, which mainly comprise rent, total $1,659,000 for the 13-week period ended November 4, 2007 (for the three-month period ended October 31, 2006 – $2,035,000).

Included in accrued expenses and other is $1,140,000 as at November 4, 2007 (as at October 31, 2006 – $1,142,000) payable to Bain Capital Partners VIII, LP.

These transactions were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

7	Comparative figures

Certain comparative figures have been reclassified to conform with the basis of presentation used in the current period.

8	Reconciliation of accounting principles generally accepted in Canada and the United States

The Partnership has prepared these unaudited interim consolidated financial statements in accordance with Canadian GAAP, which conform in all material respects to those in the United States.

9	Restatement to the consolidated statement of cash flows

The consolidated statements of cash flows for the three- and nine-month periods ended October 31, 2006 have been restated to correct presentation errors. The statement as previously reported showed deferred leasing costs and tenant allowances under investing activities and unrealized foreign exchange gain on the long-term debt as foreign currency translation adjustment, shown as a separate caption on the statement. These items were reclassified under cash flows from operating activities. The table below summarizes the impact of the reclassifications on the operating, investing and financing cash flows for the three- and nine-month periods ended October 31, 2006. No other statement was impacted by these reclassifications.

	For the three-month period ended October 31, 2006			For the nine-month period ended October 31, 2006
	Previously reported $	Reclassification $	Amended $	Previously reported $	Reclassification $	Amended $
Cash flows from operating activities	4,086	(864)	3,222	61,242	(547)	60,695
Cash flows from investing activities	(11,709)	(836)	(12,545)	(29,801)	(2,633)	(32,434)
Cash flows from financing activities	(22,019)	—	(22,019)	(32,277)	—	(32,277)
Foreign currency translation adjustment	(1,700)	1,700	—	(3,180)	3,180	—

Decrease in cash equivalents	(31,342)	—	(31,342)	(4,016)	—	(4,016)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing in this report along with the consolidated financial statements for the fiscal year ended February 4, 2007 and related notes and Management’s Discussion and Analysis presented in our 424B3 Prospectus filed with the Securities and Exchange Commission on January 7, 2008. Any references to “we,” “us” and “our” refer to Dollarama Group Holdings L.P. and its consolidated subsidiaries, including Dollarama Group Holdings Corporation, Dollarama Group L.P. and Dollarama Corporation.

Our functional and reporting currency is the Canadian dollar. Financial data has been prepared in conformity with Generally Accepted Accounting Principles (“GAAP”) in Canada. Certain measures used in this discussion and analysis do not have any standardized meaning under Canadian GAAP. When used, these measures are defined in such terms as to allow the reconciliation to the closest Canadian GAAP measure. It is unlikely that these measures could be compared to similar measures presented by other companies.

Accounting Periods

On February 1, 2007, we changed our fiscal year end from January 31 to February 4, 2007 for fiscal year 2007 and to a floating year ending on the Sunday closest to January 31 for all subsequent fiscal years. We decided to change the year end date of our fiscal year 2007 to February 4, 2007 even though it is not the Sunday closest to January 31 because, as is traditional with the retail calendar, every 5 to 6 years, a week is added to the retail calendar. The week ended February 4, 2007 is therefore equivalent to our 53rd week in the retail calendar, leaving the 53rd week year behind us and the rest of our fiscal year end dates to fall on the Sunday closest to January 31. Our fiscal year 2008 began February 5, 2007 and will end February 3, 2008. There is one less day of transactions included in the 13-week period ended November 4, 2007 when compared to the three-month period ended October 31, 2006. There are an equal number of days in the 39-week period ended November 4, 2007 when compared to the nine-month period ended October 31, 2006.

Forward-Looking Statements

Except for historical information contained herein, the statements in this document are forward-looking. Forward-looking statements involve known and unknown risks and uncertainties, including those that are described elsewhere in this report. Such risks and uncertainties may cause actual results in future periods to differ materially from forecasted results. Those risks include, among others, changes in customer demand for products, changes in raw material and equipment costs and availability, seasonal changes in customer demand, pricing actions by competitors and general changes in economic conditions.

Basis of Presentation

Pursuant to the Agreements, on December 8, 2006 all partnership units of Dollarama Holdings L.P. which were held by Dollarama Capital Corporation were ultimately exchanged for partnership units of Dollarama Group Holdings L.P. Dollarama Holdings L.P., together with its direct subsidiary Dollarama Group GP Inc., have no operations and hold no assets other than 100% of the outstanding units of Dollarama Group L.P. Dollarama Group Holdings L.P. conducts all of its business through Dollarama Group L.P. and its subsidiaries.

Overview

We are the leading operator of dollar discount stores in Canada with stores in each province. Based on our internal review of publicly available information, we believe that we have more than 2.5 times the number of stores as our next largest competitor in Canada. Our core markets are Ontario and Québec. As at November 4, 2007, we operated 505 Dollarama stores, including 388 stores located in Ontario and Québec. Our stores offer a varied mix consisting of both consumables and semi-durables, which are sold mainly in individual or multiple units primarily at a price of $1.00. We have a well diversified supply base, sourcing our merchandise from both domestic and foreign suppliers. All of our stores are company-operated, and nearly all are located in high-traffic areas such as strip malls and shopping centers in metropolitan areas, mid-sized cities, or small towns.

Our strategy is to grow our sales, net earnings and cash flow by building upon our position as the leading Canadian operator of dollar stores and continuing to offer a compelling value proposition on a wide variety of everyday merchandise to a broad base of shoppers. As a result, we continually strive to maintain and improve the efficiency of our operations.

Factors Affecting Our Results of Operations

Sales

We recognize sales at the time the customer tenders payment for and takes possession of the merchandise. All sales are final. Our sales consist of comparable store sales and new store sales. Comparable store sales is a measure of the percentage increase or decrease of the sales of stores open for at least 13 complete months relative to the same period in the prior year. We used to measure comparable store sales over periods containing an integral number of weeks, beginning on a Monday and ending on a Sunday, that best approximated the analyzed fiscal period. We include sales from relocated stores and expanded stores in comparable store sales. The primary drivers of comparable store sales performance are changes in store traffic and the average number of items purchased by customers per visit. To increase comparable store sales, we try to offer a wide selection of merchandise that offer high quality and good value at attractive and well-maintained updated store formats, in convenient locations.

We have historically experienced seasonal fluctuations in our sales and expect this trend to continue. We generated 31.1% of our sales in fiscal year ended February 4, 2007 during the fourth quarter due to the holiday selling season. In anticipation of increased sales activity during the fourth quarter, we typically purchase substantial amounts of inventory and hire a significant number of temporary employees to supplement our permanent store and warehouse staffs.

Our sales are adversely affected by inflation and other adverse economic developments that affect the level of consumer spending in Canada where we sell our merchandise.

Cost of Sales

Our cost of sales consists of merchandise inventories (which are variable and proportional to our sales volume), procurement and warehousing costs (including occupancy and labor costs) and store rent and occupancy costs, which are predominantly fixed costs. We record vendor rebates consisting of volume purchase rebates, when earned. The rebates are recorded as a reduction of inventory purchases at cost, which has the effect of reducing cost of sales. As a fixed price retailer, increases in operating and merchandise costs could negatively impact our operating results because we generally do not pass on cost increases to our customers. We may be able to redesign some of our direct sourced products to attempt to mitigate the impact of increasing unit costs.

We have historically reduced our cost of sales by shifting more of our sourcing to low-cost foreign suppliers. For the fiscal year ended February 4, 2007, the direct foreign sourcing was 53.1% of our purchases compared to 52.6% for the fiscal year ended January 31, 2006. We purchase merchandise from foreign suppliers mainly in China, but also from Denmark, France, Hong Kong, India, Indonesia, Italy, Malaysia, Panama, the Philippines, Taiwan, Turkey, and the United States. As a result, our cost of sales is impacted by the fluctuation of foreign currencies against the Canadian dollar. In particular, we purchase a majority of our imported merchandise from suppliers in China using U.S. dollars. Therefore, our cost of sales is impacted by the fluctuation of the Chinese renminbi against the U.S. dollar and the fluctuation of the U.S. dollar against the Canadian dollar. While we enter into forward contracts to hedge part of our exposure to fluctuations in the value of the U.S. dollar against the Canadian dollar, we do not hedge our exposure to fluctuations in the value of the Chinese renminbi against the U.S. dollar.

Our occupancy costs are driven by our base rent expense. We believe that we are generally able to negotiate leases at market, or slightly favorable to market, economic terms due to the increased consumer traffic which our stores usually generate in strip malls and shopping centers. We typically enter into leases with terms of between five and ten years with options to renew for one or more periods of five years each.

Shipping and transportation costs are also a significant component of our cost of sales. When fuel costs increase, shipping and transportation costs increase because the carriers generally pass on such cost increases to the users. Because of the risk of continued increases in fuel costs in fiscal year 2008, we expect increased fuel surcharges from our contract carriers as compared with past quarters. Our cost of sales is also affected by general inflation in costs of merchandise and costs of certain commodities relating to raw materials used in our products. During the last three fiscal years, the negative impact of these cost increases on our product margins has been offset primarily by the favorable foreign currency fluctuations, specifically the relative strengthening of the Canadian dollar against the U.S. dollar.

General, Administrative and Store Operating Expenses

Our general, administrative and store operating expenses consist of store labor and maintenance costs such as repair costs, which are primarily fixed, and salaries and related benefits of corporate team members, administrative office expenses, professional expenses and other related expenses. Although our average hourly wage rate is higher than the minimum wage, an increase in the mandated minimum wage could significantly increase our payroll costs unless we realize offsetting productivity gains and cost reductions. We expect our administrative costs to increase as we build our infrastructure to effectively meet the needs generated by the growth of our company. Administrative and general expenses also include management fees of up to $3.0 million per year plus expenses to be paid pursuant to a management agreement with Bain Capital Partners, LLC.

Economic or Industry-Wide Factors Affecting the Company

We operate in the Canadian discount retail merchandise business, which is highly competitive with respect to price, store location, merchandise quality, assortment and presentation, in-stock consistency, and customer service. We compete with discount stores and with many other retailers, including mass merchandise, grocery, drug, convenience, variety and other specialty stores. These other retail companies operate stores in many of the areas where we operate and many of them engage in extensive advertising and marketing efforts. Additionally, we compete with a number of companies for prime retail site locations, as well as in attracting and retaining quality employees. We, along with other retail companies, are influenced by a number of factors including, but not limited to: cost of goods, consumer debt levels and buying patterns, economic conditions, interest rates, customer preferences, unemployment, labor costs, inflation, currency exchange fluctuations, fuel prices, weather patterns, catastrophic events, competitive pressures and insurance costs.

Critical Accounting Policies

In preparing our financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the period. We evaluate our estimates on an ongoing basis, based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

Valuation of Merchandise Inventories

The valuation of store merchandise inventories is determined by the retail inventory method valued at the lower of cost (weighted-average) or market. Under the retail inventory method, merchandise inventories are converted to a cost basis by applying an average cost to selling ratio. Merchandise inventories that are at the distribution center or warehouses and inventories that are in-transit from suppliers, are stated at the lower of cost and market, determined on a weighted-average cost basis. Merchandise inventories include items that have been marked down to management’s best estimate of their net realizable value and are included in cost of sales in the period in which the markdown is determined. We estimate our markdown reserve based on the consideration of a variety of factors, including but not limited to quantities of slow-moving or carryover seasonal merchandise on hand, historical markdown statistics and future merchandising plans. The accuracy of our estimates can be affected by many factors, some of which are outside of our control, including changes in economic conditions and consumer buying trends. Historically, we have not experienced significant differences in our estimates of markdowns compared with actual results.

Property and Equipment

Property and equipment are carried at cost. Property and equipment are amortized over the estimated useful lives of the respective assets as follows: (i) on the declining balance method, computer equipment and vehicles at 30%; and (ii) on the straight-line method, store and warehouse equipment at 8 to 10 years, computer software at 5 years and leasehold improvements at the terms of the lease. Property and equipment are reviewed for impairment periodically and whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable.

Goodwill and Trade Name

Goodwill and trade name are not subject to amortization and are tested for impairment annually or more frequently if events or circumstances indicate that the assets might be impaired. Impairment is identified by comparing the fair value of the reporting unit to which it relates to its carrying value. To the extent a reporting unit’s carrying amount exceeds its fair value, we measure the amount of impairment in a manner similar to that of a purchase price allocation, and any excess of carrying amount over the implied fair value of goodwill is charged to earnings in the period in which the impairment is determined. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our business is impaired. Any resulting impairment would be charged to net earnings.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors which we consider could trigger an impairment review include, but are not limited to, the following: (i) significant negative industry or economic trends; and (ii) current, historical or projected losses that demonstrate continuing losses. Impairment is assessed by comparing the carrying amount of an asset with the expected future net undiscounted cash flows from its use together with its residual value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. The estimates regarding their fair value include assumptions about future conditions relating to our business, as well as the industry. If actual cash flows differ from those projected by management, additional write-offs may be required.

Operating Leases

We recognize rental expense and inducements received from landlords on a straight-line basis over the term of the leases. Any difference between the calculated expense and the amounts actually paid is reflected as deferred lease inducements on our balance sheet. We recognize contingent rental expense when the achievement of the specified sales targets is considered probable. Our estimates are based on individual store sales trends and are adjusted for actual results.

Financial Instruments

Fair Market Value of Financial Instruments

We estimate the fair market value of our financial instruments based on current interest rates, market value and current pricing of financial instruments with similar terms. Unless otherwise disclosed herein, the carrying value of these financial instruments, especially those with current maturities such as cash and cash equivalents, accounts receivable, deposits, accounts payable and accrued expenses, approximates their fair market value.

Derivative Financial Instruments

We use derivative financial instruments in the management of our foreign currency and interest rate exposures. When hedge accounting is used, we document relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedge transactions. This process includes linking derivatives to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also assess whether the derivatives that are used in hedging transactions are effective in offsetting changes in cash flows of hedged items.

Foreign Exchange Forward Contracts

We have significant cash flows and long-term debt denominated in U.S. dollars. We use foreign exchange forward contracts and foreign currency swap agreements to mitigate risks from fluctuations in exchange rates. All forward contracts and foreign currency swap agreements are used for risk management purposes and are designated as hedges of specific anticipated purchases.

Swaps and Interest Rate Cap

Our interest rate risk is primarily in relation to our fixed rate and floating rate borrowings. We have entered into swap agreements and an interest rate cap to mitigate this risk.

Others

In the event a derivative financial instrument designated as a hedge is terminated or ceases to be effective prior to maturity, related realized and unrealized gains or losses are deferred under current assets or liabilities and recognized in earnings in the period in which the underlying original hedge transaction is recognized. In the event a designated hedged item is sold, extinguished or matures prior to the termination of the related derivative financial instrument, any realized or unrealized gain or loss on such derivative financial instrument is recognized in earnings.

Derivative financial instruments which are not designated as hedges or have ceased to be effective prior to maturity are recorded at their estimated fair values under current assets or liabilities with changes in their estimated fair values recorded in earnings. Estimated fair value is determined using pricing models incorporating current market prices and the contractual prices of the underlying instruments, the time value of money and yield curves.

Monetary assets and liabilities denominated in foreign currencies are translated at year-end exchange rates, while non-monetary assets and liabilities are translated at historic rates. Revenues and expenses are translated at prevailing market rates in the recognition period. The resulting exchange gains or losses are recorded in the statement of earnings, except for gains or losses on foreign exchange contracts used to hedge anticipated purchases in foreign currencies. Gains and losses on these contracts are accounted for as a separate component of partners’ capital in other comprehensive income. Such gains or losses are recorded in income when the inventories are sold.

Results of Operations

13-Week Period Ended November 4, 2007 Compared to Three-Month Period Ended October 31, 2006

The following table sets forth the major components of our consolidated statements of operations, expressed as a percentage of sales, for the periods indicated:

	13-Week Period Ended November 4, 2007	Three-Month Period Ended October 31, 2006
Sales	100.0%	100.0%
Cost of sales	66.4%	67.5%
General administrative and store operating expenses	19.1%	17.1%
Amortization	1.9%	1.6%
Amortization of deferred financing costs	0.5%	0.5%
Interest expense	6.6%	5.5%
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	-8.6%	-0.3%
Taxes	0.0%	0.2%
Net earnings	14.0%	8.0%

Sales

Our sales increased $23.4 million, or 10.7%, from $218.5 million for the three-month period ended October 31, 2006, to $241.9 million for the 13-week period ended November 4, 2007. This sales growth was driven primarily by the opening of 57 new stores for the 52 week period ended November 4, 2007 which accounted for approximately $21.2 million or 90.7% of the sales increase and offset by the temporary closure of 3 stores during the same period, and the incremental full 13-week effect of the stores opened during the three-month period ended October 31, 2006. The sales growth was offset by a decrease in comparable store sales of 0.3% or $0.5 million for the 13-week period ended November 4, 2007, and one less day of transactions in the 13-week period ended November 4, 2007 compared with the three-month period ended October 31, 2006. Our total store square footage increased 14.0% from 4.25 million as at October 31, 2006 to 4.84 million as at November 4, 2007.

Cost of Sales

Cost of sales increased $13.2 million, or 8.9%, from $147.5 million for the three-month period ended October 31, 2006 to $160.7 million for the 13-week period ended November 4, 2007. Our margin (sales less cost of sales) increased from 32.5% for the three-month period ended October 31, 2006 to 33.6% for the 13-week period ended November 4, 2007. The improvement in our margin was driven mainly by favorable foreign exchange rates and was partially offset by higher product costs from China, higher fuel costs and higher costs related to our expansion to western Canada . Since most of our products are distributed from our distribution center located in eastern Canada, our western expansion results in higher transportation costs.

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses increased $8.8 million, or 23.4%, to $46.2 million for the 13-week period ended November 4, 2007 from $37.4 million for the three-month period ended October 31, 2006. This increase was due to a greater number of stores in operation, higher wages resulting from minimum wage increases and additional costs related to the infrastructure required to support the development and added activities of our head office. In addition, during the 13-week period ended November 4, 2007, we retained the services of consultants to assist us in performing an extensive market study and in our Sarbanes-Oxley Act certification process. As a percentage of sales, general, administrative and store operating expenses represented 19.1% for the 13-week period ended November 4, 2007 compared with 17.1% for the same period last year.

Amortization

Amortization expense increased $1.2 million from $3.4 million for the three-month period ended October 31, 2006 to $4.6 million for the 13-week period ended November 4, 2007. This increase was due mainly to the amortization of property and equipment resulting from the new store openings and the amortization of part of our upgraded information technology systems due to the upgrade of our systems.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs was $1.3 million for the 13-week period ended November 4, 2007 and $1.0 million for the three-month period ended October 31, 2006. The increase in amortization was due to the December 20, 2006 issuing of senior floating rate deferred interest notes due 2012. The amortization of deferred costs represents the cost of the new financing described in “Liquidity and Capital Resources—Debt and Commitments,” which is amortized over the term of the related debt.

Interest Expense

Interest expense increased $4.1 million from $12.0 million for the three-month period ended October 31, 2006 to $16.1 million for the 13-week period ended November 4, 2007 due mainly to the December 20, 2006 issuance of U.S.$200.0 million of senior floating rate deferred interest notes due 2012 of which U.S. $15.0 million was repaid on July 26, 2007.

Foreign Exchange Loss (Gain) on Derivative Financial Instruments and Long-Term Debt

Foreign exchange gain on derivative financial instruments and long-term debt increased $20.1 million from a $0.7 million gain for the three-month period ended October 31, 2006, to a $20.8 million gain for the 13-week period ended November 4, 2007. During the 13-week period ended November 4, 2007, we realized a foreign exchange gain on long-term debt of approximately $15.0 million relating to the currency translation of the U.S.$ notes issued during the 2006 Recapitalization. Unlike the remaining portion of our U.S.$ denominated debt, the notes have not been hedged for foreign exchange rate variations and therefore, this portion of the foreign exchange (gain) loss on long-term debt is not offset by any derivative financial instruments (gain) loss.

Income Taxes

Due to a phase out of large corporations’ tax, income tax expense decreased from $0.4 million for the three-month period ended October 31, 2006 to $0.1 million for the 13-week period ended November 4, 2007. Net earnings for the three-month period ended October 31, 2006 and the 13-week period ended November 4, 2007 constituted income of our partners and are therefore mainly subject to income tax in their hands. Income taxes recorded in such periods represent the large corporations’ tax and nominal income taxes paid by our subsidiary companies.

Net Earnings

Net earnings increased $16.4 million, from $17.4 million for the three-month period ended October 31, 2006, to $33.8 million for the 13-week period ended November 4, 2007.

39-Week Period Ended November 4, 2007 Compared to Nine-Month Period Ended October 31, 2006

The following table sets forth the major components of our consolidated statements of operations, expressed as a percentage of sales, for the periods indicated:

	39-Week Period Ended November 4, 2007	Nine-Month Period Ended October 31, 2006
Sales	100.0%	100.0%
Cost of sales	66.3%	67.6%
General administrative and store operating expenses	19.0%	17.6%
Amortization	1.9%	1.5%
Amortization of deferred financing costs	0.7%	0.5%
Interest expense	7.2%	5.8%
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	-6.4%	-0.1%
Taxes	0.0%	0.2%
Net earnings	11.3%	7.0%

Sales

Our sales increased $79.4 million, or 13.0%, from $611.6 million for the nine-month period ended October 31, 2006, to $691.0 million for the 39-week period ended November 4, 2007. This sales growth was driven primarily by the opening of 57 new stores for the 52 week period ended November 4, 2007 which accounted for approximately $44.7 million or 56.3% of the sales increase and offset by the temporary closure of 3 stores during the same period, the incremental full 39-week effect of the stores opened during the nine-month period ended October 31, 2006 which contributed approximately $38.9 million or 49.0% of the sales increase and offset by a comparable store sales decrease.

Comparable store sales decreased 0.7% or $4.3 million for the 39-week period ended November 4, 2007. We attribute this decrease partly to the start-up of our new ERP (Enterprise Resource Planning) system. At the early stage of this implementation, the store replenishment process was delayed as we adjusted to our new system. The situation was corrected during the second quarter.

Cost of Sales

Cost of sales increased $44.9 million, or 10.9%, from $413.2 million for the nine-month period ended October 31, 2006 to $458.1 million for the 39-week period ended November 4, 2007. Our margin (sales less cost of sales) increased from 32.4% for the nine-month period ended October 31, 2006 to 33.7% for the 39-week period ended November 4, 2007. The improvement in our margin was driven mainly by favorable foreign exchange rates and was partially offset by higher product costs from China, higher fuel costs and higher costs related to our expansion to western Canada. Since most of our products are distributed from our distribution center located in eastern Canada, our western expansion results in higher transportation costs.

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses increased $23.6 million, or 22.0%, to $131.0 million for the 39-week period ended November 4, 2007 from $107.4 million for the nine-month period ended October 31, 2006. This increase was due to a greater number of stores in operation, higher wages resulting from minimum wage increases and additional costs related to the infrastructure required to support the development and added activities of our head office. In addition, during the 39-week period ended November 4, 2007, we retained the services of consultants to assist us in performing an extensive market study and in our Sarbanes-Oxley Act certification process. As a percentage of sales, general, administrative and store operating expenses represented 19.0% for the 39-week period ended November 4, 2007, compared with 17.6% for the same period last year.

Amortization

Amortization expense increased $3.7 million from $9.2 million for the nine-month period ended October 31, 2006 to $12.9 million for the 39-week period ended November 4, 2007. This increase was due to the amortization of property and equipment resulting from the new store openings and the amortization of part of our upgraded information technology systems due to the upgrade of our systems.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs was $5.1 million for the 39-week period ended November 4, 2007 and $3.1 million for the three-month period ended October 31, 2006. The increase in amortization was due to the December 20, 2006 issuing of senior floating rate deferred interest notes due 2012. The amortization of deferred costs represents the cost of the new financing described in “Liquidity and Capital Resources—Debt and Commitments,” which is amortized over the term of the related debt.

Interest Expense

Interest expense increased $14.6 million from $35.3 million for the nine-month period ended October 31, 2006 to $50.0 million for the 39-week period ended November 4, 2007 due mainly to the December 20, 2006 issuance of U.S.$200.0 million of senior floating rate deferred interest notes due 2012 of which $15.0 million was repaid on July 26, 2007. Although we have the option to accrue interest, we chose to pay interest on June 15, 2007 and December 15, 2007.

Foreign Exchange Loss (Gain) on Derivative Financial Instruments and Long-Term Debt

Foreign exchange gain on derivative financial instruments and long-term debt increased $43.7 million from a $0.7 (gain) for the nine-month period ended October 31, 2006, to a $44.4 million (gain) for the 39-week period ended November 4, 2007. During the 39-week period ended November 4, 2007, we realized a foreign exchange gain on long-term debt of approximately $40.5 million relating to the currency translation of the U.S. dollar senior floating rate deferred interest notes due 2012. Unlike the remaining portion of our U.S. dollar denominated debt, these notes have not been hedged for foreign exchange rate variations and therefore, this portion of the foreign exchange loss (gain) on long-term debt is not offset by any derivative financial instruments loss (gain).

Income Taxes

Due to a phase out of large corporations’ tax, income tax expense decreased from $1.0 million for the nine-month period ended October 31, 2006 to $0.3 million for the 39-week period ended November 4, 2007. Net earnings for the nine-month period ended October 31, 2006 and the 39-week period ended November 4, 2007 constituted income of our partners and are therefore mainly subject to income tax in their hands. Income taxes recorded in such periods represent the large corporations’ tax and nominal income taxes paid by our subsidiary companies.

Net Earnings

Net earnings increased $35.3 million, from $42.8 million for the nine-month period ended October 31, 2006, to $78.1 million for the 39-week period ended November 4, 2007.

Liquidity and Capital Resources

Cash Flows

Our cash position decreased $25.1 million from $26.9 million as at October 31, 2006 to $1.8 million as at November 4, 2007. The cash flows provided by or used in operating activities, investing activities and financing activities during the 13-week and 39-week periods ended November 4, 2007 and the three-month and nine-month periods ended October 31, 2006 are discussed below.

Operating Activities

Cash flows provided by operating activities were $15.7 million in the 13-week period ended November 4, 2007 and cash flows provided by operating activities were $9.9 million in the 39-week period ended November 4, 2007, compared to cash flows provided by operating activities of $3.2 million and $60.7 million, respectively, in the corresponding periods of fiscal 2007. The increase in cash provided in the 13-week period ended November 4, 2007 compared to the three-month period ended October 31, 2006 was mainly due to a lower increase in inventory. The decrease in cash flow provided by operating activities in the 39-week period ended November 4, 2007 compared to the nine-month period ended October 31, 2006 was mainly due a greater increase in inventory and a decrease in accounts payable. Both are classified as non-cash working capital from operating activities.

Investing Activities

Cash flows used in investing activities were $14.2 million in the 13-week period ended November 4, 2007 and $34.1 million in the 39-week period ended November 4, 2007 versus $12.5 million in the three-month period ended October 31, 2006 and $32.4 million in the nine-month period ended October 31, 2006. These investing requirements were due primarily to the acquisition of property and equipment related to new stores opened, the renovation, expansion and relocation of existing stores, improvements to information systems, an increase in warehouse capacity in the greater Montréal area, and preparation for our move to a new head office. 19 stores opened during the 13-week period ended November 4, 2007 versus 20 stores opened and one store closure during the three-month period ended October 31, 2006.

Financing Activities

Cash flows used in financing activities were $12.3 million mainly due to repayment of the revolver in the 13-week period ended November 4, 2007 and $21.7 million in the 39-week period ended November 4, 2007 versus $22.0 million in the three-month period ended October 31, 2006 and $32.3 million in the nine-month period ended October 31, 2006, respectively. The main reason for increase in cash flow required was to repay long-term debt of $23.6 million, capital distributions of $3.1 million, and offset by proceeds from bank indebtedness of $5.3 million during the 39-week period ended November 4, 2007.

Debt and Commitments

We are and will continue to be significantly leveraged. Our principal sources of liquidity have been cash flow generated from operations and borrowings under our senior secured credit facility. Our principal cash requirements have been for working capital, capital expenditures and debt service. In connection with our 2004 acquisition of substantially all of the assets of S. Rossy Inc. and Dollar A.M.A. Inc. relating to the Dollarama business, our wholly owned subsidiary, Dollarama Group L.P., entered into the senior secured credit facility, pursuant to which we incurred $120.0 million of term loan A borrowings and U.S.$201.3 million of term loan B borrowings ($240.0 million based on the exchange rate on the closing date of the acquisition), and the senior subordinated bridge loan facility, pursuant to which we borrowed an aggregate of $240.0 million.

On August 12, 2005, our wholly owned subsidiaries, Dollarama Group L.P. and Dollarama Corporation, issued U.S.$200.0 million senior subordinated notes bearing interest at 8.875% per annum payable semi annually and maturing in August 2012. We used the proceeds from the sale of these senior subordinated notes, together with additional term loan B borrowings of U.S.$45.0 million (approximately $42.0 million based on the exchange rate on November 4, 2007) that we incurred pursuant to an amendment to our senior secured credit facility to, (i) repay the outstanding borrowings under the senior subordinated bridge loan facility, (ii) make a cash distribution to Dollarama Capital Corporation, our parent, and (iii) pay related fees and expenses. At that time, the outstanding borrowings under the senior subordinated bridge loan including the accrued interest were $240.5 million bearing interest at Canadian Banker’s Acceptance rate plus 8.25% per annum and would have otherwise matured in May 2006.

On December 20, 2006, we issued U.S.$200.0 million senior floating rate deferred interest notes bearing interest at 6-month LIBOR plus 5.75% (increasing to 6.25% after two years and 6.75% after three years) per annum payable semi annually and maturing in August 2012. We used the proceeds from the sale of these notes to make a cash distribution to our parent and to pay related fees and expenses.

As at November 4, 2007, we and our subsidiaries had approximately $305.9 million of senior secured debt outstanding, consisting of debt outstanding under our senior credit facility, and U.S.$200.0 million ($186.8 million based on exchange rate on November 4, 2007) of senior subordinated debt outstanding, consisting of the 8.875% senior subordinated notes, and U.S.$185.0 million ($172.8 million based on exchange rate on November 4, 2007) of senior subordinated deferred interest debt outstanding, consisting of the senior floating rate deferred interest notes.

Our ability to make scheduled payments of principal, or to pay the interest or additional interest, if any, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, or other factors that are beyond our control. Based upon the current level of our operations, we believe that cash flow from operations, together with borrowings available under our senior secured credit facility, will be adequate to meet our future liquidity needs. Our assumptions with respect to future liquidity needs may not be correct and funds available to us from the sources described above may not be sufficient to enable us to service our indebtedness, including the senior floating rate deferred interest notes, or cover any shortfall in funding for any unanticipated expenses.

Senior Secured Credit Facility Our senior secured credit facility consists of a (i) $81.9 million term loan A facility maturing in May 2010, denominated in Canadian dollars; (ii) U.S.$239.8 million ($224.0 million based on the exchange rate on November 4, 2007) term loan B facility maturing in November 2011, denominated in U.S. dollars; and (iii) $75.0 million revolving credit facility, denominated in Canadian dollars, which includes a $25.0 million letter of credit subfacility and a $10.0 million swingline loan subfacility. In addition, we may, under certain circumstances and subject to receipt of additional commitments from existing lenders or other eligible institutions, request additional term loan tranches or increases to the revolving loan commitments by an aggregate amount of up to $150.0 million (or the U.S. dollar equivalent thereof).

The interest rates per annum applicable to the loans under our senior secured credit facility, other than swingline loans, equal an applicable margin percentage plus, at our option, (1) in the case of U.S. dollar denominated loans, (a) a U.S. base rate equal to the greater of (i) the rate of interest per annum equal to the rate which Royal Bank of Canada establishes at its main office in Toronto from time to time as the reference rate of interest for U.S. dollar loans made in Canada and (ii) the federal funds effective rate (converted to a rate based on a 365 or 366 day period, as the case may be) plus 1.0% per annum or (b) the rate per annum equal to the rate determined by Royal Bank of Canada to be the offered rate that appears on the page of the Telerate screen 3750 that displays an average British Bankers Association Interest Settlement Rate for deposits in U.S. dollars for an interest period chosen by us of one, two, three, or six months (or, if available to all applicable lenders, nine or twelve month periods) and (2) in the case of Canadian dollar denominated loans, a Canadian prime rate equal to the greater of (i) the rate of interest per annum equal to the rate which Royal Bank of Canada establishes at its main office in Toronto from time to time as the reference rate for Canadian dollar loans made in Canada and (ii) the rate per annum determined as being the arithmetic average of the rates quoted for bankers’ acceptance for the appropriate interest period as listed on the applicable Reuters Screen CDOR (Certificate of Deposit Offered Rate) page (plus 0.10% for certain lenders) plus 1.0% per annum.

The applicable margin percentage for Canadian dollar denominated loans is subject to adjustment based upon the level of the total lease-adjusted leverage ratio. Initially, the applicable margins were 1.25% for Canadian prime rate loans and 2.25% for bankers’ acceptances. During the three-month period ended April 30, 2006, the total lease-adjusted leverage ratio level decreased the applicable margin percentage for Canadian dollar denominated loans by 0.25% to 1.00% for Canadian prime rate loans and 2.00% for bankers’ acceptances, effective May 25, 2006. On the last day of each calendar quarter, we also pay a commitment fee (calculated in arrears) to each revolving credit lender in respect of any unused commitments under the revolving credit facility, subject to adjustment based upon the level of our total lease-adjusted leverage ratio. Previously, the applicable margin percentage was 2.25% for adjusted LIBOR rate loans and 1.25% for U.S. base rate loans. However, on May 25, 2006, the term B loan was amended. As a result, the margin percentage of 2.25% for adjusted LIBOR rate loans and 1.25% for U.S. base rate loans was decreased by 0.25% to 2.00% for adjusted LIBOR rate loans and 1.00% for U.S. base rate loans. Upon reaching a lease-adjusted leverage ratio of less than 4.75:1, the margin percentage will further be reduced by 0.25%.

Our senior secured credit facility contains a number of restrictive covenants that, subject to significant exceptions, limit our ability and the ability of our restricted subsidiaries, to, among other things: make investments and loans; make capital expenditures; incur, assume, or permit to exist additional indebtedness, guarantees, or liens; engage in mergers, acquisitions, asset sales or sale-leaseback transactions; declare dividends, make payments on, or redeem or repurchase equity interests; alter the nature of the business we conduct; engage in certain transactions with affiliates; enter into agreements limiting subsidiary distributions; and prepay, redeem, or repurchase certain indebtedness.

Subject to exceptions, our senior secured credit facility requires mandatory prepayments or offer to prepay (with the failure to do so constituting an event of default) of the loans in the event of certain asset sales or other asset dispositions, issuances of equity securities or debt securities, or if we have annual consolidated excess cash flow. Our senior secured credit facility is guaranteed by all of our existing and future subsidiaries (other than unrestricted subsidiaries as defined in the senior secured credit facility), and is secured by a first priority security interest in substantially all of our existing and future assets, and a first priority pledge of our capital stock and the capital stock of those subsidiaries, subject to certain exceptions agreed upon with our lenders and local law requirements.

8.875% Senior Subordinated Notes Due 2012 The 8.875% senior subordinated notes were issued by Dollarama Group L.P. and Dollarama Corporation. Interest on the senior subordinated notes accrues at 8.875% per year and is payable on the senior subordinated notes semi-annually on February 15 and August 15 of each year, beginning February 15, 2006.

Beginning August 15, 2009, the senior subordinated notes may be redeemed, in whole or in part, initially at 104.438% of their principal amount, plus accrued and unpaid interest, declining to 100% of their principal amount, plus accrued and unpaid interest, at any time on or after August 15, 2011. Prior to August 15, 2009, the senior subordinated notes may be redeemed, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest and a make-whole premium. In addition, prior to August 15, 2008, we may redeem up to 35% of the aggregate principal amount of the senior subordinated notes at a price equal to 108.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, using proceeds from the sales of certain kinds of capital stock. Following a change of control, we will be required to offer to purchase all of the senior subordinated notes at a purchase price of 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

The indenture governing the senior subordinated notes contains certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities.

The senior subordinated notes constitute general unsecured obligations and are subordinated in right of payment to all existing or future senior indebtedness. The senior subordinated notes are currently guaranteed by all of our subsidiaries.

Senior Floating Rate Deferred Interest Notes The senior floating rate deferred interest notes were issued by Dollarama Group Holdings L.P. and Dollarama Group Holdings Corporation. Interest on the notes will accrue and be payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2007 at a rate per annum equal to 6-month LIBOR plus 5.75%, increasing to 6.25% after two years and 6.75% after three years. On each interest payment date, we may elect to pay interest in cash or not pay interest in cash, in which case interest will accrue on such deferred interest at the same rate and in the same manner applicable to the principal amount of the notes. Interest on the notes will be reset semi-annually.

At any time on or after June 15, 2007, we may redeem the notes, in whole or in part, plus accrued and unpaid interest, at the redemption prices specified in the following table:

Year	Redemption Price
June 15, 2007 to December 14, 2008	100.00%
December 15, 2008 to December 14, 2009	102.00%
December 15, 2009 to December 14, 2010	101.00%
December 15, 2010 and thereafter	100.00%

In addition, we may redeem all of the notes at a price equal to 100% of the principal amount plus deferred interest if we become obligated to pay certain tax gross-up amounts. Following a change of control, we will be required to offer to purchase all of the notes at a purchase price of 101% of their principal amount plus deferred interest, plus accrued and unpaid interest (other than deferred interest), if any, to the date of purchase.

The indenture governing the notes contains certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. The notes constitute general senior unsecured obligations of us. They rank equally in right of payment to all of our future unsecured senior indebtedness, senior in right of payment to any of our future senior subordinated indebtedness and subordinated indebtedness, and are effectively subordinated in right of payment to any of our future secured debt and are structurally subordinated in right of payment to all existing and future liabilities of our subsidiaries. The notes are not guaranteed by any of our subsidiaries.

Capital Expenditures

Capital expenditures for the 13-week and 39-week periods ended November 4, 2007 were $14.3 million and $34.3 million, respectively versus $12.6 million and $32.6 million, respectively for the corresponding periods of fiscal 2007. Capital spending is mainly the result of new store openings, store expansions, renovations and relocations, and increasing capacity of our distribution center and improving our information systems. There were 19 store openings with one store closure and 45 store openings with three store closings in the 13-week and 39-week periods ended November 4, 2007, respectively compared with 20 store openings with one store closing and 57 store openings with three store closings in the three-month and nine-month periods ended October 31, 2006, respectively. $5.2 million was spent toward the investment in our information systems during the 39-week period ended November 4, 2007. We expect to make additional expenditures to move our head office and open a new warehouse.

We plan to open approximately 50 new stores in fiscal year 2008. In fiscal year ended February 4, 2007, the average cost to open a new store was approximately $0.5 million, including $0.3 million for capital expenditures and $0.2 million for inventory.

Off-Balance Sheet Obligations

Other than operating lease obligations and letters of credit, we have no off-balance sheet obligations.

Recent Accounting Pronouncements

In July 2006, the CICA released Section 1506, “Accounting Changes” which replaces the former Section 1506 and applies to fiscal years beginning on or after January 1, 2007. The new Section allows for voluntary changes of accounting policy only if they result in the financial statements providing reliable and more relevant information. The Section also requires that changes in accounting policies be applied retrospectively unless doing so is impracticable and provides additional disclosures. The adoption of this pronouncement would impact our financial statement to the extent that a change in an accounting policy would be considered. As such, the adoption of this new section had no impact on the Partnership as of February 5, 2007.

Recently, the Financial Accounting Standards Board (“FASB”) issued FIN 48, “Accounting for Uncertainty in Income Taxes”. This standard prescribes a recognition and measurement model for tax positions taken or expected to be taken in a tax return, and provides guidance on the recognition, reclassification, interest and penalties, accounting in interim periods, disclosure and transition. The Partnership has applied this standard effective February 5, 2007, resulting in no impact on its consolidated financial statements

Recently, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The standard is effective for fiscal period beginning after November 15, 2007. The Partnership is currently evaluating the effect of this standard on its consolidated financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. We will apply this guidance beginning February 4, 2008. We do not expect that the adoption of this statement will have a material impact on our results of operations or financial condition.

The Accounting Standards Board of the Institute of Chartered Accountants of Canada issued CICA 3031 (“CICA 3031”), “Inventories”, which must be applied for our fiscal years beginning on or after January 1, 2008. CICA 3031 prescribes the measurement of inventories at the lower of cost and net realizable value, with guidance on the determination of cost including allocation of overheads and other costs to inventory. Reversals of previous write-downs to net realizable value are permitted when there is a subsequent increase in the value of inventories. We are evaluating the potential impact of the adoption of this standard.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

While principally all of our sales have been in Canadian dollars, we have been steadily increasing our purchases of merchandise from low-cost foreign suppliers, including suppliers in China, Denmark, France, Hong Kong, India, Indonesia, Italy, Malaysia, Panama, the Philippines, Taiwan, Turkey, and the United States. For the fiscal year ended February 4, 2007, this direct sourcing from foreign suppliers accounted for in excess of 50% of our purchases. Accordingly, our results of operations are impacted by the fluctuation of foreign currencies against the Canadian dollar. In particular, we purchase a majority of our imported merchandise from suppliers in China using U.S. dollars. Therefore, our cost of sales is impacted by the fluctuation of the Chinese renminbi against the U.S. dollar and the fluctuation of the U.S. dollar against the Canadian dollar.

We use foreign exchange forward contracts to manage risks from fluctuations in the U.S. dollar relative to the Canadian dollar. All forward contracts are used only for risk management purposes and are designated as hedges of specific anticipated purchases of merchandise. We estimate that in the absence of our currency risk management program, every $0.01 appreciation in the Canadian dollar relative to U.S. dollar exchange rate results in approximately $1.0 million annual increase in operating earnings. The seasonality of our purchases will affect the quarterly impact of this variation. We periodically examine the derivative financial instruments we use to hedge exposure to foreign currency fluctuation to ensure that these instruments are highly effective at reducing or modifying foreign exchange risk associated with the hedged item.

In addition, a majority of our debt is in U.S. dollars. Therefore, a downward fluctuation in the exchange rate of the Canadian dollar versus the U.S. dollar would reduce our funds available to service our U.S. dollar-denominated debt. As required by the terms of our senior secured credit facility, we have entered into two swap agreements consisting of a foreign currency swap and an interest rate swap that expire on January 31, 2011 to minimize our exposure to exchange rate and interest rate fluctuations in respect of our LIBOR-based U.S. dollar-denominated term loans. We record the fair value of the swap agreements as a reduction of “foreign exchange loss on long-term debt and change in fair value of derivative financial instruments “in our consolidated statement of operations and in “derivative financial instruments” on the balance sheet.

On August 12, 2005, we entered into two additional swap agreements consisting of foreign currency swaps to minimize our exposure to exchange rate fluctuations in respect of our senior subordinated notes. These swap agreements qualify for hedge accounting. The fair value of the swap agreements is deferred in a separate component in our consolidated statement of partners’ capital and other comprehensive income until the underlying hedged transactions are reporting in our consolidated statement of earnings.

Interest Rate Risk

We use variable-rate debt to finance a portion of our operations and capital expenditures. These obligations expose us to variability in interest payments due to changes in interest rates. We have approximately $305.9 million in term loans outstanding under our senior secured credit facility based on the exchange rate on November 4, 2007, bearing interest at variable rates. Each quarter point change in interest rates would result in a $0.9 million change in interest expense on such term loans. We also have a revolving loan facility which provides for borrowings of up to $75.0 million which bears interest at variable rates. Assuming the entire revolver is drawn, each quarter point change in interest rates would result in a $0.2 million change in interest expense on our new revolving loan facility. We entered into a contract that matured on January 31, 2007 that eliminated our exposure to interest due on the notional amount of $120 million in excess of the Canadian Banker’s Acceptance rate cap of 4.5%.

We also have approximately $172.8 million of notes based on the exchange rate on November 4, 2007, bearing interest at variable rates. Each quarter point change in interest rates would result in a $0.4 million change in interest expense on the notes.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the quarter covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective. There were no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time involved in legal proceedings of a nature considered normal to our business. We believe that none of the litigation in which we are currently involved, individually or in the aggregate, is material to our consolidated financial condition or results of operations. Outstanding legal proceedings include one action threatened against us for alleged trade-mark infringement pertaining to the sale of certain products by Framecraft Ltd who has asked that Dollarama L.P. cease selling Framecraft products. They have threatened litigation, but no proceedings have been instituted against us. We have denied this claim and believe that it is without merit. Two other actions have been instituted against us for alleged personal injuries sustained by customers in our stores. In the first case (Pellegrino v. Dollar A.M.A. Inc. (operating as Dollarama) filed on June 17, 2004 in the Ontario Superior Court of Justice, the plaintiffs are alleging damages of $4.4 million and in the second case (Guiseppa Calvo v. S. Rossy Inc.) filed on May 8, 2006 in the Ontario Superior Court of Justice, the plaintiffs are alleging damages of $1.0 million. We believe that our insurance policies will cover any potential amount to be paid for these claims, other than punitive damages (in the Pellegrino case, plaintiffs have amended their claim to seek a further $2.0 million dollars in punitive damages). While we intend to vigorously defend the claims asserted against us, we cannot predict their outcome.

ITEM 1A.	RISK FACTORS

The information called for by this item is set forth under the heading “Risk Factors” in our 424B3 Prospectus filed with the Securities and Exchange Commission on January 7, 2008.

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Section 1350 Certifications, furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dollarama Group Holdings L.P.

	By:	Dollarama Group GP Inc.,
its general partner

Dated: January 22, 2008	By:	/s/ Larry Rossy
	Name:	Larry Rossy
	Title:	Chief Executive Officer

Dated: January 22, 2008	By:	/s/ Robert Coallier
	Name:	Robert Coallier
	Title:	Chief Financial Officer