Form 10-K
period 2008-02-03
Dollarama Group Holdings L.P.; Dollarama Group L.P.
filed 2008-05-01
CIK 1401140, 1363456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file numbers: 333-143444 and 333-134550

Dollarama Group Holdings L.P.

Dollarama Group L.P.

(Exact name of registrant as specified in its charter)

Quebec, Canada	Not Applicable
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

5805 Royalmount Avenue, Montreal	H4P 0A1
(Address of principal executive offices)	(Postal Code)

(514) 737-1006

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Not applicable	Not applicable

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Not applicable	Not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

Not applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, per Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☒

This Form 10-K is a combined annual report being filed separately by two registrants: Dollarama Group Holdings L.P. and Dollarama Group L.P. Unless the context indicates otherwise, any reference in this report to “Holdings” refers to Dollarama Group Holdings L.P. and any reference to “Group L.P.” refers to Dollarama Group L.P., the wholly-owned subsidiary of Holdings. The “Company”, “Partnership”, “we”, “us”, and “our” refer to Dollarama Group Holdings L.P., together with Dollarama Group L.P. and its consolidated subsidiaries.

DOLLARAMA GROUP HOLDINGS L.P.

DOLLARAMA GROUP L.P.

This combined Form 10-K is separately filed by Dollarama Group Holdings L.P. and Dollarama Group L.P. Each Registrant hereto is filing on its own behalf all of the information contained in this annual report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information.

PART I

ITEM 1.	BUSINESS

Registrants

This annual report is that of Dollarama Group Holdings L.P. (“Holdings”) and its wholly owned subsidiary Dollarama Group L.P. (“Group L.P.”). Currently, the only assets of Holdings are 100% of the equity of its three direct subsidiaries: (i) Dollarama Group Holdings Corporation, which holds no assets, (ii) Dollarama Holdings GP Inc., which is the general partner of Dollarama Holdings L.P., and (iii) Dollarama Holdings L.P., which holds no assets other than equity in its two direct subsidiaries. Dollarama Holdings L.P., together with its direct subsidiary Dollarama Group GP Inc., owns 100% of the equity of Group L.P. Group L.P., along with its two direct subsidiaries Dollarama GP Inc. and Dollarama Corporation, own 100% of the equity of Dollarama L.P. Together, Dollarama L.P. and Dollarama Corporation operate the Dollarama business. Holdings and Group L.P. are together with its consolidated subsidiaries referred to as the “Company”, the “Partnership”, “we”, “us” or “our”.

Corporate Structure

The chart below summarizes our ownership and corporate structure following the consummation of the 2006 Recapitalization:

The Company

We are the leading operator of dollar discount stores in Canada. Based on our internal review of publicly available information, we believe that we have more than 3.0 times the number of stores as compared to our next largest competitor in Canada. As of February 3, 2008, we operated 521 Dollarama stores, each offering a broad assortment of quality everyday merchandise sold in individual or multiple units primarily at a fixed price of $1.00. All of our stores are company-operated, and nearly all are located in high-traffic areas such as strip malls and shopping centers in various locations, including metropolitan areas, mid-sized cities, and small towns. For the fiscal year ended February 3, 2008, we generated sales of $972.4 million.

We believe that our leadership position in the Canadian dollar store market is attributable to a number of operational advantages that distinguish us from other Canadian dollar store chains. These advantages include:

•	the number and concentration of our stores in our key markets, which increase our brand recognition and allows our customers to associate the quality of our merchandise offering to our name;

•	our larger store format, which allows us to carry a wide variety of products and a constant supply of staple goods;

•	our strong, long-standing supplier network, which gives us the opportunity to offer a constantly evolving product selection and answer our customers’ needs ahead of our competitors;

•	the volume of goods we source from low-cost foreign vendors, which enhances our leverage to negotiate better prices and our ability to offer greater value to our customers for one dollar; and

•	our in-house product development expertise, which allows us to improve our product offering and quickly adjust to our ever evolving customers’ needs.

Our stores provide exceptional value to a broad range of consumers by offering goods for everyday use, including housewares, groceries, toys, health and beauty aids, giftware and greeting cards, pet supplies, crafts, stationery supplies, and other consumer items, as well as a wide variety of seasonal goods. We offer a mix of both private label and nationally branded merchandise that we believe is associated with good value and contributes to a consistent shopping experience designed to generate consumer loyalty.

In 1910, the Company was established as a single variety store in Québec. In 1992, Mr. Larry Rossy, our chief executive officer and the grandson of our founder, led our management team to introduce a number of initiatives that dramatically altered our strategic focus. These included adopting the “dollar store” concept and aggressively pursuing our store network expansion strategy in Canada to leverage brand awareness, lower our costs and increase our sales. In addition, we implemented a program to directly purchase and import merchandise from low-cost overseas suppliers to diversify our product offering and further lower our costs. As a result of this strategic shift, our store network has grown at a compound annual growth rate, or CAGR, of approximately 17% over the last 17 years, expanding from 44 stores as of January 31, 1992 to 521 stores as of February 3, 2008, and our sales have grown at a CAGR of approximately 25% over the same period.

Our Stores

Site Selection

We carefully manage our real estate portfolio with the goal of maximizing chain-wide store profitability and maintaining a disciplined, cost-sensitive approach to store site selection. We evaluate potential store locations based on a variety of criteria, including (i) the level of retail activity and traffic patterns, (ii) the presence or absence of competitors, (iii) the population and demographics of the area, and (iv) the total rent and occupancy cost per square foot. Our stores are located primarily in high-traffic areas, where our management believes consumers are likely to do their household shopping, in various locations including metropolitan areas, mid-sized cities, and small towns. Historically, our stores have been located in shopping centers, in strip malls, and in stand-alone locations. Our ability to open new stores is dependent upon, among other factors, locating suitable sites and negotiating favorable lease terms.

Of our 521 existing store locations as of February 3, 2008, we leased all stores from third parties, except 17 stores leased directly or indirectly from members of the Rossy family. See Item 13 Certain Relationships and Related Transactions. We expect to continue to lease store locations as we expand. Average base rent has remained under $12 per square foot over the past several years. The average length of our leases is 10.5 years, and the average time to their expiration is 5.7 years. As current leases expire, we believe that we will be able either to obtain lease renewals, if desired, for present store locations, or to obtain leases at market rates for equivalent or better locations in the same general area. To date, we have not experienced difficulty in either renewing leases for existing locations or securing suitable leases for new stores except in Western Canada where there is a more competitive real estate market. We believe that this leasing strategy enhances our flexibility to pursue various expansion and relocation opportunities resulting from changing market conditions.

Store Size and Condition

The range of our store size allows us to target a particular location with the store size that we believe best suits that market. We operate stores primarily ranging from 7,000 to 11,500 square feet. In the future, we intend to concentrate on opening larger stores, generally ranging from 8,000 to 12,000 square feet. Our average store size has increased over the past 11 years from 5,272 square feet in fiscal year 1998 to 9,600 square feet as of February 3, 2008, with new stores opened in the fiscal year ended February 3, 2008 averaging approximately 10,000 square feet.

More than two thirds of our stores have been newly opened, completely renovated or relocated in the last six years. We have spent an average of approximately $2.7 million on store renovations and relocations (including expansions) in each of the past three years. We believe that the current store network is in good condition and does not require material maintenance capital expenditures.

Our Merchandise

Merchandise Mix

We are constantly adjusting our merchandise mix to increase profitability. As a result of the increase in the average size of our stores, we have been able to expand both the number of merchandise categories we offer and the number of products offered in each category. A typical store stocks approximately 5,000 SKUs, a significant increase from just five years ago. We analyze our products in inventory on a monthly basis for sales and profitability. Based on the results, we adjust our merchandise mix with a goal of optimizing profitability. Slower selling items are discontinued and quickly replaced.

We make our merchandise decisions based on our goal of offering the best value to our customers. Our stores offer a varied merchandise mix consisting of both consumables and semi-durables, which are sold primarily in individual or multiple units at a fixed price of $1.00. Despite the low price point, we have been successful at driving increases in average transaction size by modifying our merchandise mix based on consumer preferences and through the use of store layout and displays to encourage impulse purchases. The average customer transaction size at our stores increased approximately 24% from $5.33 in fiscal year 2001 to $6.61 in fiscal year 2008, which we believe is a result of our differentiated store format.

The actual selection of items offered in our stores at any one time varies. We have a core selection of consumable and semi-durable products such as household chemicals, paper and plastics, candy and food, and health and beauty care products that we target to have in stock at our stores continuously. Our larger stores carry a greater variety and quantity of consumable and semi-durable products than our smaller stores, particularly food, household chemicals, and health and beauty care products. In addition, we sell seasonal and impulse items and selected close-out merchandise to add variety and freshness to our core products and create an exciting shopping experience. Examples of seasonal goods include Easter gifts, summer toys, and Halloween and Christmas decorations. Our inventory includes both private label and nationally branded merchandise that we believe is good value and contributes to a consistent shopping experience designed to generate customer loyalty. We believe that despite the large selection of products bearing private label in our stores, there is still room to increase private label penetration.

Although our merchandise mix focuses on quality unbranded products, we offer a small number of close-out branded products to complement our selection, primarily in the candy and grocery category and health and beauty categories. Consistent with the focus of continuity of our product offering, both in national brands and house brands, close-out merchandise typically represent less than 1% of our sales. We believe that the consistency of our merchandise differentiates us from our U.S. counterparts.

Merchandise Sourcing

We purchase most of our merchandise through our centralized merchandising department. We purchase merchandise from wholesalers, manufacturers’ representatives, importers, auctions, professional finders, and other retailers. Our strategy is to source merchandise directly from the lowest cost suppliers that meet our standards for quality. Our sourcing strategy balances directly imported merchandise from overseas and products sourced from North American vendors, which accounted for approximately 55% and 45%, respectively, of our total volume in fiscal year 2008. Typically, products purchased from Canadian manufacturers are consumables that fall into the categories of cleaning supplies, groceries, confections, and greeting cards. We have been steadily increasing our purchases from overseas suppliers in recent years, including goods sourced directly from China, Hong Kong, India, Indonesia, Italy, Pakistan, Poland, Singapore, Taiwan, Thailand, Turkey and United Kingdom.

We focus on international sourcing for dollar store retail merchandise. We began developing relationships with overseas suppliers in 1993 and sourced more than 50% of our merchandise as a percentage of sales via our import operation directly from our global supplier base in fiscal year 2008. Through these relationships, we also develop the product design, packaging, and labeling concepts for our house brand and work in concert with the supplier partner selected to produce each item to ensure that the final product quality, design and packaging meet our exacting standards.

Our supply base is well diversified, with no single supplier accounting for more than 7% of our total purchases in fiscal year 2008. During fiscal year 2008, we purchased approximately 20% of our merchandise from our top five suppliers, 30% of our merchandise from our top ten suppliers and approximately 45% of our merchandise from our top 25 suppliers. We buy products on an order-by-order basis and have very few long-term purchase contracts or other assurances of continued product supply or guaranteed product cost. However, we have strong and long-standing relationships with our suppliers, including relationships with seven of our top ten suppliers for more than ten years and all of our top ten suppliers for more than seven years. The strength and duration of these relationships as well as our large purchasing volumes have enabled us to exert some influence over merchandise price and quality.

Marketing

We have been able to generate rapid growth without significant expenditures on marketing and promotions. We believe that this is primarily due to our strong brand name and success at selecting locations with high traffic and ease of accessibility. Although we experience immaterial retail markdowns of inventory due to both the nature of our inventory and our business model, in light of the $1.00 price point on all merchandise, there are generally no sales or markdowns to advertise.

Advertising is employed for new store openings. We promote new store openings using a selection of media, which may include radio, local newspapers, circulars, and television. The new store advertising campaign may last from one to two weeks, depending on the store location. We also plan to employ advertising to increase brand awareness and drive sales growth.

Employees

As of February 3, 2008, we had approximately 9,532 retail employees, including full-time, part-time, and temporary employees. We also employed 190 head office employees. In addition, we hire seasonal employees during busy seasons such as Christmas. None of our employees is a party to a collective bargaining agreement or represented by a labor union.

Intellectual Property

We rely on trademark laws to protect certain aspects of our business. We rely on a combination of registered and unregistered trademark rights to protect our position as a branded company with strong name recognition. We use the registered trademark Dollarama®.

Monitoring the unauthorized use of our intellectual property is difficult, and the steps we have taken, including sending letters of demand and taking actions against third parties, may not prevent unauthorized use by others. The failure to adequately build, maintain and enforce our intellectual property portfolio could impair the strength of our brands.

ITEM 1A.	RISK FACTORS

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our debt obligations.

We are highly leveraged. As of February 3, 2008, Holdings had long-term debt excluding financing costs of $697.8 million, of which $513.9 million is held by Group L.P. Our high degree of leverage could have important consequences, including the following:

•

a substantial portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness and other financial obligations and will not be available for other purposes, including funding our operations, capital expenditures for projects such as a new warehousing or distribution center, new store openings, and future business opportunities;

•	the debt service requirements of our other indebtedness and lease expense could make it more difficult for us to make payments on our debt;

•	our ability to obtain additional financing for working capital and general corporate or other purposes may be limited;

•	certain of our borrowings, including borrowings under our senior secured credit facility, are at variable rates of interest, exposing us to the risk of increased interest rates;

•

our debt level may limit our flexibility in planning for, or reacting to, changes in our business and in our industry in general, placing us at a competitive disadvantage compared to our competitors that have less debt; and

•	our leverage may make us vulnerable to a downturn in general economic conditions and adverse industry conditions.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under such indebtedness.

Our ability to make scheduled payments on or to refinance our debt obligations and to make distributions to enable us to service our debt obligations depends on the financial and operating performance of Group L.P., which is subject to prevailing economic and competitive conditions and to certain financial, business, and other factors beyond our control, including fluctuations in interest rates, increased operating costs, and trends in our industry. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In such circumstances, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The senior secured credit facility, the indenture governing the 8.875% senior subordinated notes and the indenture governing the senior floating rate deferred interest notes restrict our ability to dispose of assets and restrict the use of the proceeds from asset dispositions. We may not be able to consummate those dispositions or to obtain the proceeds which could be realized from them and these proceeds may not be adequate to meet any debt service obligations then due.

Despite current indebtedness levels, we may still be able to incur substantially more debt, which could further exacerbate the risks described above.

We may be able to incur substantial additional indebtedness in the future. Although the senior secured credit facility, the indenture governing the 8.875% senior subordinated notes and the indenture governing the senior floating rate notes contain restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of qualifications and exceptions, and under certain circumstances, indebtedness incurred in compliance with such restrictions could be substantial. The revolving credit facility that is part of the senior secured credit facility provides commitments of up to $75.0 million. In addition, our subsidiaries may, under certain circumstances and subject to receipt of additional commitments from existing lenders or other eligible institutions, request additional term loan tranches or increases to the revolving loan commitments by an aggregate amount of up to $150.0 million (or the U.S. dollar equivalent thereof). If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we now face could intensify.

The indenture governing our senior floating rate deferred interest notes imposes significant operating restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions that may be in our interest.

The indenture governing our senior floating rate deferred interest notes contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•	incur, assume, or guarantee additional debt and issue or sell preferred stock;

•	pay dividends on, redeem or repurchase our capital stock;

•	make investments;

•	create or permit certain liens;

•	use the proceeds from sales of assets and subsidiary stock;

•	create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us;

•	enter into transactions with affiliates;

•	conduct certain business activities; and

•	consolidate or merge or sell all or substantially all of our assets.

In addition, the senior secured credit facility and the indenture governing the 8.875% senior subordinated notes each contain a number of restrictive covenants and the senior secured credit facility requires us to comply with certain financial covenants, including the maintenance of specified financial ratios. These restrictions may prevent us from taking actions that we believe would be in the best interest of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Certain of our indebtedness, including our senior floating rate deferred interest notes and the borrowings under the senior secured credit facility, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows would decrease.

As a fixed price retailer, we are particularly vulnerable to future increases in operating and merchandise costs.

Our ability to provide quality merchandise at the $1.00 price point is subject to a number of factors that are beyond our control, including cost of products, foreign exchange rate fluctuations, increases in rent and occupancy costs, inflation and increases in labor and fuel costs, all of which may reduce our profitability and have an adverse impact on our cash flows. As a fixed price retailer, we generally do not pass on cost increases to our customers by increasing the price of our merchandise. Instead, we attempt to offset a cost increase in one area of our operations by finding cost savings or operating efficiencies in another. Although we have the ability to re-engineer many of our products, a sustained trend of significantly increased inflationary pressure or other factors beyond our control could require us to abandon our $1.00 price point, which could have a material adverse effect on our business and results of operation.

Foreign exchange rate fluctuations, in particular, have a material impact on our operating and merchandise costs. This is because while most of our sales are in Canadian dollars, we have been increasing our purchases of merchandise from low-cost overseas suppliers, principally in China. In fiscal year 2008, this direct sourcing from overseas suppliers accounted for more than 50% of our purchases. Our results of operations are particularly sensitive to the fluctuation of the Chinese renminbi against the U.S. dollar and the fluctuation of the U.S. dollar against the Canadian dollar because we purchase a majority of our imported merchandise from suppliers in China using U.S. dollars. For example, if the Chinese renminbi were to appreciate against the U.S. dollar, our cost of merchandise purchased in China would increase, which would have a negative impact on our margins, profitability and cash flows. If the U.S. dollar appreciates against the Canadian dollar at the same time, the negative impact would be further exacerbated.

Labor shortages in the trucking industry and fuel cost increases or surcharges could also increase our transportation costs. In addition, inflation and adverse economic developments in Canada, where we both buy and sell merchandise, and in China and other parts of Asia, where we buy a large portion of our imported merchandise, can have a negative impact on our margins, profitability and cash flows. If we are unable to predict and respond promptly to these or other similar events that may increase our operating and merchandise costs, our results of operations and cash flows will be adversely affected.

We may not be able to refresh our merchandise as often as we have done so in the past.

We adjust our merchandise mix periodically based on the results of internal analysis as slow-selling items are discontinued and quickly replaced. Our success, therefore, depends in large part upon our ability to continually find and purchase quality merchandise at attractive prices in order to replace underperforming goods. We have very few continuing or long-term contracts for the purchase or development of merchandise and must continually seek out buying opportunities from both our existing suppliers and new sources, for which we compete with other discount, convenience and variety merchandisers. Although we believe that we have strong and long-standing relationships with our suppliers, we may not be successful in maintaining a continuing and increasing supply of quality merchandise at attractive prices. If we cannot find or purchase the necessary amount of competitively priced merchandise to replace goods that are outdated or unprofitable, our results of operations and cash flows will be adversely affected.

An increase in the cost or a disruption in the flow of our imported goods may significantly decrease our sales and profits and have an adverse impact on our cash flows.

One of our key business strategies is to source quality merchandise directly from the lowest cost supplier. As a result, we rely heavily on imported goods, principally from China. Imported goods are generally less expensive than domestic goods and contribute significantly to our favorable profit margins. Merchandise imported directly from overseas manufacturers and agents accounted for more than 50% of our total purchases fiscal year 2008. We expect direct imports to continue to account for approximately 45% to 55% of our total purchases. Our imported merchandise could become more expensive or unavailable for a number of reasons, including (a) disruptions in the flow of imported goods due to factors such as raw material shortages or increase in prices, work stoppages, inflation, strikes, and political unrest in foreign countries; (b) problems with oceanic shipping, including shipping container shortages; (c) economic crises and international disputes, such as China’s claims to sovereignty over Taiwan; (d) increases in the cost of purchasing or shipping foreign merchandise resulting from a failure of Canada to maintain normal trade relations with China; (e) import duties, import quotas, and other trade sanctions; and (f) increases in shipping rates imposed by the trans-Pacific shipping cartel. The development of one or more of these factors could adversely affect our operations in a material way. If imported merchandise becomes more expensive or unavailable, we may not be able to transition to alternative sources in time to meet our demands. Products from alternative sources may also be of lesser quality and more expensive than those we currently import. A disruption in the flow of our imported merchandise or an increase in the cost of those goods due to these or other factors would significantly decrease our sales and profits and have an adverse impact on our cash flows.

We are dependent upon the smooth functioning of our distribution network.

We must constantly replenish depleted inventory through deliveries of merchandise to our distribution centers, and from our distribution centers to our stores by various means of transportation, including shipments by sea, train and truck on the roads and highways of Canada. Long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of service would adversely affect our business.

Natural disasters, unusual weather, pandemic outbreaks, boycotts and geo-political events or acts of terrorism could adversely affect our operations and financial results.

The occurrence of one or more natural disasters, such as hurricanes and earthquakes, unusually adverse weather, pandemic outbreaks, boycotts and geo-political events, such as civil unrest in countries in which our suppliers are located and acts of terrorism, or similar disruptions could adversely affect our operations and financial results. These events could result in physical damage to one or more of our properties, increases in fuel or other energy prices, the temporary or permanent closure of one or more of our stores or warehouses or distribution centers, delays in opening new stores, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local and overseas suppliers, the temporary disruption in the transport of goods from overseas, delay in the delivery of goods to our warehouses, distribution centers or stores, the temporary reduction in the availability of products in our stores and disruption to our information systems. These factors could otherwise disrupt and adversely affect our operations and financial results.

We may be unable to obtain additional capacity of our warehouse and distribution centers.

We anticipate that we will need additional warehouse and distribution center capacity in the coming years. Our rapid historical and anticipated future growth places significant pressure on this critical function. We estimate that our recently opened distribution center allows us to serve approximately 600 stores. If we are unable to locate sites for the new warehouses and distribution centers or achieve functionality of the new distribution centers on a timely basis, we may not be able to successfully execute our growth strategy.

Construction and expansion projects relating to our warehouses and distribution centers entail risks which could cause delays and cost overruns, such as shortages of materials; shortages of skilled labor; work stoppages; unforeseen construction scheduling, engineering, environmental, or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases. Therefore, the completion dates and anticipated costs of these projects may differ significantly from our initial expectations. We cannot guarantee that any project will be completed on time or within established budgets.

Our financial performance is sensitive to changes in overall economic conditions that may impact consumer spending.

A general slowdown in the Canadian economy may adversely affect the spending of our customers, which would likely result in lower sales than expected on a quarterly or annual basis. Future economic conditions affecting disposable consumer income, such as employment levels, business conditions, fuel and energy costs, interest rates, and tax rates, would also adversely affect our business by reducing consumer spending or causing consumers to shift their spending to other products. As a fixed price retailer, we may be particularly sensitive to reductions in consumer spending because we generally do not have the flexibility to reduce our price to maintain or attract additional sales in an economic downturn.

Our sales may be affected by seasonal fluctuations.

Historically, our highest sales results have occurred during the fourth quarter, which includes the holiday selling season. During fiscal year 2008, approximately 28.9% of our sales were generated in the fourth quarter. Accordingly, any adverse trend in sales for the fourth quarter could have a material adverse effect upon our stores’ profitability and adversely affect our results of operations for the entire year.

Competition in the retail industry could limit our growth opportunities and reduce our profitability.

We compete in the discount retail merchandise business, which is highly competitive, and we expect competition to increase in the future. This competitive environment subjects us to the risk of reduced profitability resulting from reduced margins required to maintain our competitive position. Our competitors include variety and discount stores such as Buck or Two, Dollar Giant, Dollar Store With More, Everything For a Dollar, and Great Canadian Dollar Store, mass merchandisers such as Wal-Mart, and, to a lesser extent, other fixed price retailers operating in Canada. In addition, we expect that our expansion plans, as well as the expansion plans of other fixed price retailers, will increasingly bring us into direct competition with them. Competition may also increase because there are no significant economic barriers to other companies becoming fixed price retailers or to U.S. discount retailers such as Dollar General, Dollar Tree and Family Dollar entering the Canadian market. Some of our competitors in the retail industry are much larger and have substantially greater resources than we do, and we remain vulnerable to the marketing power and high level of consumer recognition of major mass merchandisers such as Wal-Mart, and to the risk that these mass merchandisers or others could venture into the “dollar store” industry in a significant way.

Our business is dependent on our ability to obtain competitive pricing and other terms from our suppliers and the timely receipt of inventory.

We believe that we have generally good relations with our suppliers and that we are generally able to obtain competitive pricing and other terms from suppliers. However, we buy products on an order-by-order basis and have very few long-term purchase contracts or other assurances of continued product supply or guaranteed product cost. If we fail to maintain good relations with our suppliers, or if our suppliers’ product costs are increased as a result of prolonged or repeated increases in the prices of certain raw materials, we may not be able to obtain attractive pricing, in which case our profit margins may be reduced and our results of operations may be adversely affected. In addition, if we are unable to receive merchandise from our suppliers on a timely basis because of interruptions in production or other reasons that are beyond our control, our business may be adversely affected.

We may be unable to renew our store leases or find other locations or leases on favorable terms.

As of February 3, 2008, we leased all our stores from unaffiliated third parties, except 17 of our stores leased directly or indirectly from members of the Rossy family. Approximately 11%, 8% and 6% of our store leases with third party lessors will expire in fiscal year 2009, fiscal year 2010, and fiscal year 2011, respectively. Unless the terms of our leases are extended, the properties, together with any improvements that we have made, will revert to the property owners upon expiration of the lease terms. As the terms of our leases expire, we may not be able to renew these leases or find alternative store locations that meet our needs on favorable terms or at all. If we are unable to renew a significant number of our expiring leases or to promptly find alternative store locations that meet our needs, our profitability and cash flows may be materially adversely affected.

If we experience significant disruptions in our information technology systems, our business may be adversely affected.

We depend on our information technology systems for the efficient functioning of our business, including accounting, data storage, purchasing and inventory, and store communications systems. The Partnership has implemented a new enterprise-wide system solution (ERP) during fiscal year ended February 3, 2008 encompassing finance, distribution, store replenishment and supply chain. We expect this enterprise-wide software solution will enable management to better and more efficiently conduct our operations and gather, analyze, and assess information across all business segments and geographic locations. However, difficulties with the new hardware and software platform could disrupt our operations, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain, and otherwise adequately service our customers, which would have an adverse effect on our business. In the event we experience significant disruptions with our information technology system, we may not be able to fix our systems in an efficient and timely manner. Accordingly, such events may disrupt or reduce the efficiency of our entire operation and have a material adverse effect on our results of operations and cash flows.

In addition, costs associated with potential interruptions of the newly implemented system could be significant.

We may not be able to successfully execute our growth strategy, particularly outside of our core markets of Ontario and Québec.

We have experienced substantial growth during the past several years, opening an average of 38 stores per year since fiscal year 2000, and we plan to continue to open new stores at a faster rate in the near future. Our ability to successfully execute our growth strategy will depend largely on our ability to successfully open and operate new stores, particularly outside of our traditional core markets of Ontario and Québec, which, in turn, will depend on a number of factors, including whether we can:

•	supply an increasing number of stores with the proper mix and volume of merchandise;

•	successfully add and operate larger stores, with which we have less experience;

•	hire, train, and retain an increasing number of qualified employees at affordable rates of compensation;

•	locate, lease, build out, and open stores in suitable locations on a timely basis and on favorable economic terms;

•	expand into new geographic markets, where we have limited or no presence;

•	expand within our traditional core markets of Ontario and Québec, where new stores may draw sales away from our existing stores;

•	successfully compete against local competitors; and

•	build, expand and upgrade warehousing and distribution centers and internal store support systems in an efficient, timely and economical manner.

Many of these factors are beyond our control, and any failure by us to achieve these goals could adversely affect our ability to continue to grow.

We may not be able to achieve the anticipated growth in sales and operating income when we open new stores.

If our planned expansion occurs as anticipated, our store base will include a relatively high proportion of stores with relatively short operating histories. Comparable store sales are negatively affected when stores are opened or expanded near existing stores. If our new stores on average fail to achieve results comparable to our existing stores, our planned expansion could produce a decrease in our overall sales per square foot and store-level operating margins.

We are subject to environmental regulations, and compliance with such regulations could require us to make expenditures.

Under various federal, provincial, and local environmental laws and regulations, current or previous owners or occupants of property may become liable for the costs of investigating, removing and monitoring any hazardous substances found on the property. These laws and regulations often impose liability without regard to fault.

Certain of the facilities that we occupy have been in operation for many years and, over such time, we and the prior owners or occupants of such properties may have generated and disposed of materials which are or may be considered hazardous. Accordingly, it is possible that additional environmental liabilities may arise in the future as a result of any generation and disposal of such hazardous materials. Although we have not been notified of, and are not aware of, any current environmental liability, claim, or non-compliance, we could incur costs in the future related to our owned or leased properties in order to comply with, or address any violations under, environmental laws and regulations.

In the ordinary course of our business, we sometimes use, store, handle or dispose of commonplace household products that are classified as hazardous materials under various environmental laws and regulations. We have adopted policies regarding the use, storage, handling and disposal of these products, and we train our employees on how to handle and dispose of them. We cannot assure you that our policies and training will successfully help us avoid potential violations of these environmental laws and regulations in the future.

We cannot predict the environmental laws or regulations that may be enacted in the future or how existing or future laws and regulations will be administered or interpreted. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretations of existing laws and regulations, may require additional expenditures by us which could vary substantially from those currently anticipated.

If we lose the services of our senior executives who possess specialized market knowledge and technical skills, it could reduce our ability to compete, to manage our operations effectively, or to develop new products and services.

Many of our senior executives have extensive experience in our industry and with our business, products, and customers. Since we are managed by a small group of senior executive officers, the loss of the technical knowledge, management expertise and knowledge of our operations of one or more members of our core management team, including Larry Rossy, our chief executive officer, Neil Rossy, our senior vice president, merchandising, Leonard Assaly, our senior vice president, information technology and logistics, Geoffrey Robillard, the president of our import division, Robert Coallier, our chief financial officer, and Stéphane Gonthier, our chief operating officer, could result in a diversion of management resources, as the remaining members of management would need to cover the duties of any senior executive who leaves us and would need to spend time usually reserved for managing our business to search for, hire and train new members of management. The loss of some or all of our senior executives could negatively affect our ability to develop and pursue our business strategy, which could adversely affect our operating results.

Fluctuations in the value of the Canadian dollar in relation to U.S. dollar may impact our financial condition and results of operations and may affect the comparability of our results between financial periods.

Exchange rate fluctuations could have an adverse effect on our results of operations and ability to service our U.S. dollar-denominated debt. The majority of our debt and over 50% of our purchases are in U.S. dollars while the majority of our sales, and operating expenses are in Canadian dollars. Therefore, a downward fluctuation in the exchange rate of the Canadian dollar versus the U.S. dollar would increase the cash needed to service our U.S. dollar-denominated debt and the related hedge instruments. Although we have recently seen an improvement of the value of the Canadian dollar compared with the U.S. dollar, if the current trend were to reverse and the U.S. dollar were to strengthen against the Canadian dollar, our gross margins would be negatively impacted. In addition, for the purposes of financial reporting, any change in the value of the Canadian dollar against the U.S. dollar during a given financial reporting period would result in a foreign currency loss or gain on the translation of U.S. dollar denominated debt into Canadian dollars under Canadian generally accepted accounting principles (“GAAP”). Consequently, our reported earnings could fluctuate materially as a result of foreign exchange translation gains or losses and may not be comparable from period to period.

We are controlled by funds managed by Bain Capital Partners, LLC, and their interest as equity holders may conflict with the interests of our creditors.

We are controlled by funds managed by Bain Capital Partners, LLC, which have the ability to control our policies and operations. The interests of funds managed by Bain Capital Partners, LLC may not in all cases be aligned with interests of our creditors. In addition, Bain Capital Partners, LLC may have an interest in pursuing acquisitions, divestitures and other transactions that, in the judgment of its management, could enhance its equity investment, even though such transactions might involve risks to our creditors.

We may not be able to protect our trademarks and other proprietary rights.

We believe that our trademarks and other proprietary rights are important to our success and our competitive position. Accordingly, we protect our trademarks and proprietary rights. However, the actions taken by us may be inadequate to prevent imitation of our products and concepts by others or to prevent others from claiming violations of their trademarks and proprietary rights by us. In addition, our intellectual property rights may not have the value that we believe they have. If we are unsuccessful in protecting our intellectual property rights, or if another party prevails in litigation against us relating to our intellectual property rights, we may incur significant costs and may be required to change certain aspects of our operations.

Product recalls may adversely impact our operations and merchandise offerings.

We are subject to regulations by Canadian and international regulatory authorities. One or more of our suppliers might not adhere to product safety requirements or our quality control standards, and we might not identify the deficiency before merchandise ships to our stores. If our suppliers are unable or unwilling to recall products failing to meet our quality standards, we may be required to remove merchandise from our shelves or recall those products at a substantial cost to us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.	PROPERTIES

Stores

As of February 3, 2008, we operated 521 stores in ten Canadian provinces as detailed below:

Alberta	28	Nova Scotia	21
British Columbia	11	Ontario	201
Manitoba	17	Prince Edward Island	3
New Brunswick	26	Québec	197
Newfoundland and Labrador	6	Saskatchewan	11

We currently lease our stores and expect to continue to lease new stores as we expand. Our leases typically provide for a base lease term of generally ten years, with options to extend. As current leases expire, we believe that we will be able to obtain lease renewals, if desired, for present store locations, or to obtain leases for equivalent or better locations in the same general area.

Warehousing and Distribution

Our warehousing and distribution facilities consist of four warehouses and a distribution center, all five of which are indirectly owned by certain members of the Rossy family. The five sites are subject to long-term lease agreements. See Item 13 Certain Relationships and Related Transactions. The table below describes our warehousing and distribution facilities.

Locations	Type	Size	Lease Expiration
Dorval, Québec	Warehouse	269,950 square feet	November 30, 2019
Lachine, Québec	Warehouse	356,675 square feet	November 30, 2019
Town of Mount Royal, Québec	Warehouse	128,838 square feet	November 30, 2019
Town of Mount Royal, Québec	Distribution Center	292,623 square feet	May 31, 2021
Town of Mount Royal, Québec	Warehouse	325,000 square feet	December 31, 2022

The four warehouses are primarily used for goods directly imported from overseas inventory, while most domestic goods sourced from North American vendors are delivered directly to the distribution center (excluding products delivered directly to the stores). We warehouse approximately 55% of our merchandise in our four warehouses and distribute approximately 85% of our merchandise through the distribution center. The merchandise is then transported to our stores by outside contractors. The remaining 15% of our merchandise is shipped by the suppliers directly to the stores. Examples of items shipped directly to stores by our suppliers include greeting cards and food. Of the suppliers that ship direct, a limited number (such as soft drinks and greeting card suppliers) also work together with the store manager to manage inventory for the store.

In December 2007 we moved into a new 78,000 square foot head-office facility also subject to the same long-term lease as our new 325,000 square foot warehouse.

As a result of our rapid past growth and geographic expansion, we constantly review our warehousing and distributing requirements and we may eventually add to our existing facilities.

Our inventory policy consists of maintaining enough inventory to appropriately replenish our stores and having enough safety stock in the event of a supply disruption from China. Each of our stores has a policy that all customer sales are final.

ITEM 3.	LEGAL PROCEEDINGS

We are from time to time involved in legal proceedings of a nature considered normal to our business. We believe that none of the litigation in which we are currently involved, individually or in the aggregate, is material to our consolidated financial condition or results of operations.

On July 2, 2003, legal proceedings were instituted against S. Rossy Inc. by Party Favours before the Federal Court for trade-mark and copyright infringement as a result of the importation and sale in Canada of allegedly infringing Party Favour products. This action was amended on May 25, 2005, to include Dollarama L.P. as co-defendant and to this date the plaintiffs are seeking damages, but there is no specific monetary claim.

Of the two other actions against us for alleged personal injuries sustained by customers in our stores, the case Pellegrino v. Dollar A.M.A. Inc. (operating as Dollarama) filed on June 17, 2004 in the Ontario Superior Court of Justice, was settled as of April 2, 2008 with the settlement covered by the insurance company. In the second case (Guiseppa Calvo v. S. Rossy Inc.) filed on May 8, 2006 in the Ontario Superior Court of Justice, the plaintiffs are alleging damages of $1.0 million. We believe that our insurance policies will cover any potential amount to be paid for this claim. While we intend to vigorously defend the claim asserted against us, we cannot predict its outcome.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable

ITEM 6.	SELECTED FINANCIAL DATA

The following section presents selected historical combined and consolidated financial data and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto appearing elsewhere in this report. The selected historical financial data for the year ended January 31, 2004 and for the period February 1, 2004 to November 17, 2004 are derived from the audited combined financial statements of our predecessor, which are not included in this report. The historical consolidated financial data for the period from November 18, 2004 to January 31, 2005 are derived from the audited consolidated financial statements which are not included in this report. The historical consolidated financial data for the fiscal years ended January 31, 2006, February 4, 2007 and February 3, 2008 are derived from our audited consolidated financial statements, which are included elsewhere in this report with the exception of the balance sheet as of January 31, 2006.

In the following tables, we include selected financial data of Holdings and Group L.P. The results of operations of Holdings are almost identical to those of Group L.P., with the exception of mainly interest expense, financing costs and foreign exchange gain or loss associated with Holdings’ outstanding balance of senior floating rate deferred interest notes. In fiscal year 2006, the results of Holdings and Group L.P. were identical.

The Acquisition

On November 18, 2004, Dollarama Capital Corporation, an entity formed by funds managed by Bain Capital Partners, LLC caused our wholly-owned subsidiary, Dollarama L.P., to purchase substantially all of the assets of S. Rossy Inc. and Dollar A.M.A. Inc. relating to the Dollarama business, for a total purchase price of $1,032.5 million. We refer to this acquisition and the related transactions as the Acquisition. The total purchase price consisted of approximately $951.5 million of cash and $81.0 million of equity securities of our parent issued to the sellers. The cash portion of the purchase price and the transaction expenses were financed primarily by (i) a cash investment by funds managed by Bain Capital Partners, LLC in our parent, (ii) the borrowing by us of term loans under a new senior secured credit facility, and (iii) the borrowing by us of senior subordinated loans under a new senior subordinated bridge loan facility. The rollover equity investment made by the sellers, and cash investment made by the funds managed by Bain Capital Partners, LLC in our parent were contributed to us as equity in connection with the asset purchase. Our historical financial data discussed herein for the periods following the Acquisition reflect the application of purchase accounting rules which required us to allocate the total cost of the acquisition to the assets acquired and the liabilities assumed on the basis of their estimated fair values as of the closing of the Acquisition.

The 2005 Refinancing

On August 12, 2005, Group L.P. and Dollarama Corporation issued U.S.$200.0 million aggregate principal amount of 8.875% senior subordinated notes due 2012. The notes bear interest at the rate of 8.875% per year. Interest on the notes is payable on February 15 and August 15 of each year with the first payment having been made on February 15, 2006. The notes will mature on August 15, 2012.

The gross proceeds from the sale of the senior subordinated notes was U.S.$200.0 million (approximately $198.8 million based on the exchange rate on February 3, 2008). We used the proceeds from the sale of the senior subordinated notes, together with additional term loan B borrowings of U.S.$45.0 million (approximately $44.7 million based on the exchange rate on February 3, 2008) to (i) repay the outstanding borrowings under our existing senior subordinated loan facility, (ii) make a cash distribution to our parent, and (iii) pay related fees and expenses. We refer to the sales of the senior subordinated notes and the use of proceeds therefrom as the 2005 Refinancing.

We completed the Acquisition as of November 18, 2004. The selected historical financial data presented in the following table for the periods prior to November 18, 2004 represent the combined operations of our predecessor, S. Rossy Inc. and Dollar A.M.A. Inc., prior to the completion of the Acquisition. Our historical financial data presented herein for the periods following the Acquisition reflect the application of purchase accounting rules which required us to allocate the total cost of the Acquisition to the assets acquired and the liabilities assumed on the basis of their estimated fair values as of the closing of the Acquisition. As a result, our predecessor’s combined financial statements and our consolidated financial statements are not comparable.

Our predecessor’s combined financial statements and our consolidated financial statements were prepared in accordance with Canadian GAAP, which differs in certain significant respects from U.S. GAAP. There are no material differences between U.S. GAAP and Canadian GAAP in our consolidated financial statements for the period from November 18, 2004 to January 31, 2005, the fiscal years ended January 31, 2006, February 4, 2007 and February 3, 2008.

Exchange Rate Data

The following table sets forth, for each period indicated, the low and high exchange rates for $1.00 expressed in U.S. dollars, the exchange rate at the end of each period and the average of these exchange rates on the last day of each month within each period, in each case, based upon the noon buying rate in New York City for cable transfers in foreign currencies for customs purposes by the U.S. Federal Reserve Bank of New York. These rates are presented for informational purposes and are not the same as the rates that are used for purposes of translating U.S. dollars into Canadian dollars in the financial statements included in this prospectus.

	Year Ended February 3, 2008	Year Ended February 4, 2007	Year Ended January 31, 2006	November 18, 2004 to January 31, 2005	February 1, 2004 to November 17, 2004	Year Ended January 31, 2004
Low	0.84374	0.84474	0.78722	0.80502	0.71582	0.65295
High	1.09075	0.91000	0.87443	0.84926	0.83900	0.78802
Period end	1.00614	0.84474	0.87443	0.80671	0.83857	0.75386
Average rate	0.94803	0.88023	0.82975	0.82229	0.76075	0.72615

Selected Historical Combined and Consolidated Financial Data(1A)

	Successor (1)						Predecessor
	Holdings (1A)		Group L.P. (1A)
(dollars in thousands)	Year Ended February 3, 2008	Year Ended February 4, 2007	Year Ended February 3, 2008	Year Ended February 4, 2007	Year Ended January 31, 2006	November 18, 2004 to January 31, 2005	February 1, 2004 to November 17, 2004	Year Ended January 31, 2004
Statements of Earnings Data:
Sales	$972,352	$887,786	$972,352	$887,786	$743,278	$155,309	$478,337	$584,603
Cost of sales	640,885	588,469	640,885	588,469	510,278	138,248	325,570	404,782

Gross profit	331,467	299,317	331,467	299,317	233,000	17,061	152,767	179,821
Expenses:
General, administrative and store operating expenses	186,265	154,462	186,263	154,457	125,347	24,727	82,408	96,511
Amortization(2)	18,389	13,528	18,389	13,528	9,782	1,860	7,257	9,280

Total expenses	204,654	167,990	204,652	167,985	135,129	26,587	89,665	105,791

Operating income (loss)(3)	126,813	131,327	126,815	131,332	97,871	(9,526)	63,102	74,030
Other expenses:
Amortization of financing costs	6,340	4,354	4,275	4,076	7,527	2,219	—	—
Write-off of financing costs	—	—	—	—	6,606	—	—	—
Interest expense	65,713	50,498	43,299	47,192	45,547	8,856	3,927	5,404
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	(34,411)	4,275	2,183	(1,972)	1,508	2,078	7,198	—

Earnings (loss) before income taxes	89,171	72,200	77,058	82,036	36,683	(22,679)	51,977	68,626
Income taxes	302	365	280	358	1,677	527	18,132	23,807

Net earnings (loss)	$88,869	$71,835	$76,778	$81,678	$35,006	$(23,206)	$33,845	$44,819

Statements of Cash Flows Data:
Cash flows provided by (used in):
Operating activities	$57,258	$94,387	$79,109	$94,499	$46,408	$26,987	$13,308	$42,801
Investing activities	(45,562)	(42,517)	(45,562)	(42,517)	(36,006)	(926,534)	(7,371)	(11,898)
Financing activities	(33,185)	(35,050)	(55,042)	(35,170)	(24,104)	944,132	24,844	(20,382)

Other Financial Data:
Adjusted EBITDA(4)	$152,073	$151,904	$152,075	$151,909	$126,254	$31,084	$78,662	$91,960
Capital expenditures	$45,994	$42,695	$45,994	$42,695	$23,946	$2,984	$7,371	$12,134
Rent expense(5)	$58,765	$50,701	$58,765	$50,701	$41,146	$8,045	$23,807	$28,590
Gross margin(6)	34.1%	33.7%	34.1%	33.7%	31.3%	11.0%	31.9%	30.8%
Number of stores (at end of period)	521	463	521	463	398	349	344	331
Growth of comparable store sales(7)	(1.5%)	2.8%	(1.5%)	2.8%	6.1%	2.4%	2.1%	3.0%
Ratio of earnings to fixed charges(8)	2.0x	2.0x	2.2x	2.2x	1.5x	—	5.4x	5.7x
	Successor (1)						Predecessor
	Holdings (1A)		Group L.P. (1A)
(dollars in thousands)	As of February 3, 2008	As of February 4, 2007	As of February 3, 2008	As of February 4, 2007	As of January 31, 2006	As of January 31, 2005	As of November 17, 2004	As of January 31, 2004
Balance Sheet Data:
Cash and cash equivalents	$26,214	$47,703	$26,200	$47,695	$30,883	$44,585	$49,492	$18,711
Merchandise inventories	198,500	166,017	198,500	166,017	154,047	129,081	118,210	125,310
Property and equipment	111,936	84,665	111,936	84,665	54,571	54,571	36,842	36,015
Total assets	1,197,983	1,169,187	1,197,951	1,169,174	1,098,854	1,122,208	238,365	203,707
Long-term debt	653,006	806,921	474,553	578,066	581,637	573,732	—	1,510
Partners’ capital	331,161	259,231	513,150	491,284	401,820	433,209	67,888	34,043

(1)	Immediately prior to the Acquisition, our predecessor acquired the assets of Aris Import Inc., the major importer and distributor used by our predecessor for imports from overseas sources. As a result, the financial data of the successor presented herein include the results of Aris Import Inc.
(1A)	Holdings was created in December 2006. For a full discussion on the application of continuity of interest accounting, refer to note 1 to the consolidated financial statements.

(2)	Amortization represents amortization of tangible and amortizable intangible assets, including amortization of favorable and unfavorable lease rights.

(3)	The operating loss in the period from November 18, 2004 to January 31, 2005 was primarily due to $37,042 of amortization of the step-up in fair value of the merchandise inventory as a result of the application of purchase accounting following the Acquisition.

(4)	EBITDA represents net income (loss) before net interest expense, income taxes, and depreciation and amortization expense. Adjusted EBITDA represents EBITDA as further adjusted to reflect items set forth in the table below, all of which are required in determining our compliance with financial covenants under our senior secured credit facility. We have included EBITDA and Adjusted EBITDA to provide investors with a supplemental measure of our operating performance and information about the calculation of some of the financial covenants that are contained in the senior secured credit facility.

We believe EBITDA is an important supplemental measure of operating performance because it eliminates items that have less bearing on our operating performance and thus highlights trends in our core business that may not otherwise be apparent when relying solely on Canadian GAAP financial measures. We also believe that securities analysts, investors and other interested parties frequently use EBITDA in the evaluation of issuers, many of which present EBITDA when reporting their results. Adjusted EBITDA is a material component of the covenants imposed on us by the senior secured credit facility. Under the senior secured credit facility, we are subject to financial covenant ratios that are calculated by reference to Adjusted EBITDA.

Non-compliance with the financial covenants contained in our senior secured credit facility could result in a default, acceleration in the repayment of amounts outstanding under the senior secured credit facility, and a termination of the lending commitments under the senior secured credit facility. Generally, any default under the senior secured credit facility that results in the acceleration in the repayment of amounts outstanding under the senior secured credit facility would result in a default under the indentures governing the 8.875% senior subordinated notes and the senior floating rate deferred interest notes. While an event of default under the senior secured credit facility or the indentures is continuing, we would be precluded from, among other things, paying dividends on our capital stock or borrowing under the revolving credit facility. Our management also uses EBITDA and Adjusted EBITDA in order to facilitate operating performance comparisons from period to period, prepare annual operating budgets and assess our ability to meet our future debt service, capital expenditure and working capital requirements and our ability to pay dividends on our capital stock.

EBITDA and Adjusted EBITDA are not presentations made in accordance with Canadian GAAP. As discussed above, we believe that the presentation of EBITDA and Adjusted EBITDA in this report is appropriate. However, EBITDA and Adjusted EBITDA have important limitations as analytical tools, and you should not consider them in isolation, or as substitutes for analysis of our results as reported under Canadian GAAP. For example, neither EBITDA nor Adjusted EBITDA reflect (a) our cash expenditures, or future requirements for capital expenditures or contractual commitments; (b) changes in, or cash requirements for, our working capital needs; (c) the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; and (d) tax payments or distributions to our parent to make payments with respect to taxes attributable to us that represent a reduction in cash available to us. Because of these limitations, we primarily rely on our results as reported in accordance with Canadian GAAP and use EBITDA and Adjusted EBITDA only supplementally. In addition, because other companies may calculate EBITDA and Adjusted EBITDA differently than we do, EBITDA may not be, and Adjusted EBITDA as presented in this report is not, comparable to similarly titled measures reported by other companies.

A reconciliation of net earnings (loss) to EBITDA and to Adjusted EBITDA is included below:

	Successor (1)						Predecessor
	Holdings		Group L.P.
(dollars in thousands)	Year Ended February 3, 2008	Year Ended February 4, 2007	Year Ended February 3, 2008	Year Ended February 4, 2007	Year Ended January 31, 2006	November 18, 2004 to January 31, 2005	February 1, 2004 to November 17, 2004	Year Ended January 31, 2004
Net earnings	$88,869	$71,835	$76,778	$81,678	$35,006	$(23,206)	$33,845	$44,819
Income taxes	302	365	280	358	1,677	527	18,132	23,807
Interest expense	65,713	50,498	43,299	47,192	45,547	8,856	3,927	5,404
Amortization of financing costs	6,340	4,354	4,275	4,076	7,527	2,219	—	—
Amortization of fixed tangible and intangible assets	18,389	13,528	18,389	13,528	9,782	1,860	7,257	9,280

EBITDA	179,613	140,580	143,021	146,832	99,539	(9,744)	63,161	83,310
Foreign exchange loss on derivative financial instruments and long-term debt	(34,411)	4,275	2,183	(1,972)	1,508	2,078	7,198	—
Write-off of financing costs	—	—	—	—	6,606	—	—	—
Management fees(a)	3,247	3,194	3,247	3,194	3,554	298	4,957	6,220
Seller compensation(b)	—	—	—	—	—	—	152	47
Professional fees(c)	—	—	—	—	—	—	3,214	939
Deferred lease inducements(d)	2,312	3,318	2,312	3,318	2,427	431	—	1,125
Non-cash stock compensation expense(e)	1,312	537	1,312	537	598	202	—	—
Transition reserve expenses(f)	—	—	—	—	2,285	777	—	—
Amortization of inventory step-up(g)	—	—	—	—	9,737	37,042	—	—
Warehouse relocation expenses(h)	—	—	—	—	—	—	228	650
Other(i)	—	—	—	—	—	—	(248)	(331)

Adjusted EBITDA	$152,073	$151,904	$152,075	$151,909	$126,254	$31,084	$78,662	$91,960

(a)	Reflects the elimination of historical management fees paid to the sellers in the predecessor periods and the management fees paid to an affiliate of Bain Capital Partners, LLC in the successor periods under our new management agreement.

(b)	Reflects a normalization of historical salaries and benefits paid to the sellers to align historical expenses with compensation paid to seller management following the Acquisition. The predecessor periods have been adjusted to reflect the current compensation levels.

(c)	Reflects the elimination of professional fees, primarily legal, accounting and advisory fees incurred by the sellers in connection with the Acquisition and subsequent refinancing, which have not been capitalized in purchase accounting.

(d)	Represents the elimination of non-cash straight-line rent expense.

(e)	Represents the elimination of non-cash stock-based compensation expense.

(f)	Represents the elimination of certain transition-related expenses incurred in connection with the Acquisition which have not been capitalized in purchase accounting or as debt issuance costs, primarily relating to non-recurring legal and accounting fees.

(g)	Represents the elimination of incremental cost of sales from November 18, 2004 to October 31, 2005 resulting from amortization of the step-up in fair value of the merchandise inventory balance following the application of purchase accounting to the Acquisition.

(h)	Represents various expenses incurred in connection with the relocation to our existing warehouse facility in September 2004, including elimination of rent expense for temporary warehouse facilities, transportation costs and dismantling and re-installation expenses.

(i)	Represents certain other income and expenses of a non-recurring and/or non-cash nature incurred in the predecessor periods, which are not expected to occur following the Acquisition, including sublease rent income.

A reconciliation of Adjusted EBITDA to cash flows from operating activities is included below:

	Successor (1)						Predecessor
	Holdings		Group L.P.
(dollars in thousands)	Year Ended February 3, 2008	Year Ended February 4, 2007	Year Ended February 3, 2008	Year Ended February 4, 2007	Year Ended January 31, 2006	November 18, 2004 to January 31, 2005	February 1, 2004 to November 17, 2004	Year Ended January 31, 2004
Adjusted EBITDA	$152,073	$151,904	$152,075	$151,909	$126,254	$31,084	$78,662	$91,960
Cash income taxes	(302)	(365)	(280)	(358)	(1,677)	(527)	(20,209)	(24,369)
Interest expense	(65,713)	(50,498)	(43,299)	(47,192)	(45,547)	(8,856)	(3,927)	(5,404)
Cash foreign exchange gain (loss) on derivative financial instruments and long-term debt(a)	(9,618)	6,089	(9,861)	6,089	(443)	(7,501)	—	—
Non-cash straight line rent expense(b)	—	—	—	—	—	—	—	(1,125)
Loss (gain) on disposal of property and equipment	197	45	197	45	(4)	8	5	25
Amortization of deferred tenant allowances and leasing costs	(863)	(429)	(863)	(429)	(220)	—	—	—
Deferred tenant allowances and leasing costs	3,356	3,574	3,356	3,574	2,685	—	—	—
Management fees(c)	(3,247)	(3,194)	(3,247)	(3,194)	(3,554)	(298)	(4,957)	(6,220)
Seller compensation(c)	—	—	—	—	—	—	(152)	(47)
Professional fees(c)	—	—	—	—	—	—	(3,214)	(939)
Transition reserve expenses(c)	—	—	—	—	(2,285)	(777)	—	—
Amortization of inventory step-up(c)	—	—	—	—	(9,737)	(37,042)	—	—
Warehouse relocation expenses(c)	—	—	—	—	—	—	(228)	(650)
Other(c)	—	—	—	—	—	—	248	331

	75,883	107,126	98,078	110,444	65,472	(23,909)	46,228	53,562
Changes in non-cash operating elements of working capital	(18,625)	(12,739)	(18,969)	(15,945)	(19,064)	50,896	(32,920)	(10,761)

Net cash provided by operating activities	$57,258	$94,387	$79,109	$94,499	$46,408	$26,987	$13,308	$42,801

(a)	Represents the cash gain (loss) portion of the foreign exchange loss on long-term debt and change in fair value of derivative financial instruments.

(b)	Predecessor financial statements were not including straight line rent expense as part of the cash provided by operating activities.

(c)	Represents adjustments made in order to calculate Adjusted EBITDA. See footnotes to the prior reconciliation table in this note (4).

(5)	Rent expense represents (i) basic rent expense on a straight-line basis and (ii) contingent rent expense, net of amortization of inducements received from landlords.

(6)	Gross margin represents gross profit as a percentage of sales.

(7)	Comparable store sales is a measure of the percentage increase or decrease of the sales of stores open for at least 13 complete months relative to the same period in the prior year. To provide more meaningful results, we measure comparable store sales over periods containing an integral number of weeks beginning on a Monday and ending on a Sunday that best approximate the fiscal period to be analyzed.

(8)	For purposes of calculating the ratio of earnings to fixed charges, earnings represent the sum of earnings before income taxes, fixed charges and amortization of capitalized interest, less capitalized interest. Fixed charges consist of interest expense, capitalized interest, amortization of financing costs, write-off of financing costs and the portion of operating rental expense which management believes is representative of the interest component of rent expense. For the period from November 18, 2004 to January 31, 2005, our earnings were insufficient to cover our fixed charges by $22.7 million.

The calculation of the ratio of earnings to fixed charges is included below:

	Successor (1)						Predecessor
	Holdings		Group L.P.
(dollars in thousands)	Year Ended February 3, 2008	Year Ended February 4, 2007	Year Ended February 3, 2008	Year Ended February 4, 2007	Year Ended January 31, 2006	November 18, 2004 to January 31, 2005	February 1, 2004 to November 17, 2004	Year Ended January 31, 2004
Earnings:
Earnings before income taxes	$89,171	$72,200	$77,058	$82,036	$36,683	$(22,679)	$51,977	$68,626
Plus:
Fixed charges	91,285	71,257	66,806	67,673	73,050	13,685	11,685	14,680
Amortization of capitalized interest	—	—	—	—	—	—	—	—
Less: interest capitalized during period	—	—	—	—	—	—	—	—

	$180,456	$143,457	$143,864	$149,709	$109,733	$(8,994)	$63,662	$83,306
Fixed charges:
Interest (expense or capitalized)	$65,713	$50,498	$43,299	$47,192	$45,547	$8,856	$3,927	$5,404
Estimates portion of rent expense representative of interest	19,232	16,405	19,232	16,405	13,370	2,610	7,758	9,276
Amortization of financing costs	6,340	4,354	4,275	4,076	7,527	2,219	—	—
Write-off of financing costs	—	—	—	—	6,606	—	—	—

	$91,285	$71,257	$66,806	$67,673	$73,050	$13,685	$11,685	$14,680
Ratio of earnings to fixed charges	2.0x	2.0x	2.2x	2.2x	1.5x	—	5.4x	5.7x

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and notes thereto appearing in this report.

Our functional and reporting currency is the Canadian dollar. Financial data has been prepared in conformity with Canadian GAAP. Certain measures used in this discussion and analysis do not have any standardized meaning under Canadian GAAP. When used, these measures are defined in such terms as to allow the reconciliation to the closest Canadian GAAP measure. It is unlikely that these measures could be compared to similar measures presented by other companies.

Accounting Periods

On February 1, 2007, we changed our fiscal year end from January 31 to February 4, 2007 for fiscal year 2007 and to a floating year ending on the Sunday closest to January 31 for all subsequent fiscal years. We decided to change the year end date of our fiscal year 2007 to February 4, 2007 even though it is not the Sunday closest to January 31 because as is traditional with the retail calendar, every 5 to 6 years, a week is added to the retail calendar. The week ended February 4, 2007 is therefore equivalent to our 53rd week in the retail calendar, leaving the 53rd week year behind us and the rest of our fiscal year end dates to fall on the Sunday closest to January 31. There are five less days of transaction included in fiscal year ended February 3, 2008 when compared with fiscal year ended February 4, 2007. There are an additional four days of transactions included in fiscal year ended February 4, 2007 when compared to fiscal year ended January 31, 2006.

Forward-Looking Statements

Except for historical information contained herein, the statements in this document are forward-looking. Forward-looking statements involve known and unknown risks and uncertainties, including those that are described elsewhere in this report. Such risks and uncertainties may cause actual results in future periods to differ materially from forecasted results. Those risks include, among others, changes in customer demand for products, changes in raw material and equipment costs and availability, seasonal changes in customer demand, pricing actions by competitors and general changes in economic conditions, and are discussed in Item 1A of this report.

Basis of Presentation

Our consolidated financial statements were prepared in accordance with Canadian GAAP, which differs in certain significant respects from U.S. GAAP. There are no material differences between U.S. GAAP and Canadian GAAP in our consolidated financial statements for the fiscal years ended January 31, 2006, February 4, 2007, and February 3, 2008. Holdings was created in December 2006. For a full discussion on the application of continuity of interest accounting, refer to note 1 to the consolidated financial statements.

Overview

We are the leading operator of dollar discount stores in Canada. Based on our internal review of publicly available information, we believe that we have more than 3.0 times the number of stores as compared to our next largest competitor in Canada. Our core markets are Ontario and Québec. As of February 3, 2008, we operated 521 Dollarama stores, including 398 stores located in Ontario and Québec. Our stores offer a varied mix consisting of both consumables and semi-durables, which are sold mainly in individual or multiple units primarily at a price of $1.00. We have a well diversified supply base, sourcing our merchandise from both North American and overseas suppliers. All of our stores are company-operated, and nearly all are located in high-traffic areas such as strip malls and shopping centers in metropolitan areas, mid-sized cities, or small towns.

Our strategy is to grow our sales, net earnings and cash flow by building upon our position as the leading Canadian operator of dollar stores and continuing to offer a compelling value proposition on a wide variety of everyday merchandise to a broad base of shoppers. As a result, we continually strive to maintain and improve the efficiency of our operations.

Key items in Fiscal Year Ended February 3, 2008

•	We opened 61 and closed 3 stores during the year.

•	324 stores were implemented with debit card technology.

•

Our sales increased 9.5% and comparable store sales decreased 1.5% for the fiscal year ended February 3, 2008. The sales growth was driven primarily by the opening of the 61 new stores (offset by the closure of 3 stores) and the incremental full year impact of the 68 stores opened during the fiscal year ended February 4, 2007. The comparable store sales decrease was driven by a 2.8% decrease in store traffic and a 1.3% increase in average transaction size.

•

In December 2007, we completed our move and began operations in a newly-constructed head office and warehouse. The warehouse is a 325,000 square foot facility while the office portion is 78,000 square feet. Both facilities are leased.

•	Continued to implement a new IT system.

•	Strong cash flow from earnings enabled us to prepay a portion of our long-term debt.

Key Items for Fiscal 2009. We have established the following priorities and initiatives aimed at continuing our growth and improving our operating and financial performance while remaining focused on serving our customers:

•

We plan to continue to develop our IT system. Since the beginning of March 2007, all of our concerned departments are operating with the new IT system. We will seek to improve our internal processes to adjust to the new system. We believe this new system already offers a variety of benefits, including better information on inventory and improved coordination throughout our organization.

•

We will continue the roll-out of our debit card processing system. The roll-out started at the beginning of fiscal 2008 and we currently have more than 350 stores with debit. We plan to implement the debit card technology in the balance of our stores by the end of the second quarter. So far, we can see that the debit card technology contributes to an increase in the average customer ticket size, without significantly impacting our cost structure.

•	In order to improve our store execution, we have completed a realignment of our field resources at the beginning of the year.

•	The Company intends to continue to study its customers and to be more proactive in improving its store activities, such as maximizing store layouts.

•	The Company also plans to increase the use of advertising as a tool to drive sales growth.

Factors Affecting Our Results of Operations

Sales

We recognize sales at the time the customer tenders payment for and take possession of the merchandise. All sales are final. Our sales consist of comparable store sales and new store sales. Comparable store sales is a measure of the percentage increase or decrease of the sales of stores open for at least 13 complete fiscal months relative to the same period in the prior year. We have revised our method for determining the stores that are included in comparable store sales calculation. Beginning with the fourth quarter of fiscal year 2008, we will now provide comparable store sales calculation for the stores that have been open at least 13 complete fiscal months and remain opened at the end of the period. Previously, comparable store sales calculation included only stores that had been open at least 13 complete fiscal months, that remain open at the end of the period and that were open for the entire previous year comparable period. Our comparable store sales for the 13-week period ended February 3, 2008 decreased 3.4% (decreased 3.5% based on the previous methodology) and for the 52-week period ended February 3, 2008 decreased 1.5% (decreased 1.8% based on the previous methodology).

Before changing our fiscal calendar to a floating year end and in order to provide more meaningful results, we used to measure comparable store sales over periods containing an integral number of weeks beginning on a Monday and ending on a Sunday that best approximate the analyzed fiscal period. We include sales from relocated stores and expanded stores in comparable store sales. The primary drivers of comparable store sales performance are store expansions and relocations, changes in store traffic, and the average number of items purchased by customers per visit. To increase comparable store sales, we focus on expanding our stores and offering a wide selection of merchandise that offer high quality and good value at attractive and well-maintained updated store formats, in convenient locations.

We have historically experienced seasonal fluctuations in our sales and expect this trend to continue. We generated 28.9% of our sales in fiscal year ended February 3, 2008 during the fourth quarter due to the holiday selling season. In anticipation of increased sales activity during the fourth quarter, we typically purchase substantial amounts of inventory and hire a significant number of temporary employees to supplement our permanent store and warehouse staffs.

Our sales are adversely affected by inflation and other adverse economic developments that affect the level of consumer spending in Canada where we sell our merchandise.

Cost of Sales

Our cost of sales consists of merchandise inventories (which are variable and proportional to our sales volume), procurement and warehousing costs (including occupancy and labor costs), store rent and occupancy costs, which are predominantly fixed costs, and shipping and transportation costs. We record vendor rebates consisting of volume purchase rebates, when earned. The rebates are recorded as a reduction of inventory purchases at cost, which has the effect of reducing cost of sales. As a fixed price retailer, increases in operating and merchandise costs could negatively impact our operating results because we generally do not pass on cost increases to our customers. We may be able to redesign some of our direct sourced products to attempt to mitigate the impact of increasing unit costs.

We have historically reduced our cost of sales by shifting more of our sourcing to low-cost foreign suppliers. For the fiscal year ended February 3, 2008, the direct overseas sourcing was 57.5% of our purchases compared to 53.1% for the fiscal year ended February 4, 2007 and 52.6% for the fiscal year ended January 31, 2006. We purchase merchandise from foreign suppliers mainly in China, but also from Hong Kong, India, Indonesia, Italy, Pakistan, Poland, Singapore, Taiwan, Thailand, Turkey and United Kingdom. As a result, our cost of sales is impacted by the fluctuation of foreign currencies against the Canadian dollar. In particular, we purchase a majority of our imported merchandise from suppliers in China using U.S. dollars. Therefore, our cost of sales is impacted by the fluctuation of the Chinese renminbi against the U.S. dollar and the fluctuation of the U.S. dollar against the Canadian dollar. While we enter into forward contracts to hedge part of our exposure to fluctuations in the value of the U.S. dollar against the Canadian dollar, we do not hedge our exposure to fluctuations in the value of the Chinese renminbi against the U.S. dollar.

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

Shipping and transportation costs are also a significant component of our cost of sales. When fuel costs increase, shipping and transportation costs increase because the carriers generally pass on such cost increases to the users. Because of the risk of continued increases in fuel costs in fiscal year 2009, we expect increased fuel surcharges from our contract carriers as compared with past quarters. Our cost of sales is also affected by general inflation in costs of merchandise and costs of certain commodities relating to raw materials used in our products. During the last three fiscal years, the negative impact of these cost increases on our product margins has been offset primarily by the favorable foreign currency fluctuations, specifically the relative strengthening of the Canadian dollar to the U.S. dollar.

General, Administrative and Store Operating Expenses

Our general, administrative and store operating expenses consist of store labor and maintenance costs such as repair costs, which are primarily fixed, and salaries and related benefits of corporate team members, administrative office expenses, professional expenses and other related expenses. Although our average hourly wage rate is higher than the minimum wage, an increase in the mandated minimum wage could significantly increase our payroll costs unless we realize offsetting productivity gains and cost reductions. We expect our administrative costs to increase as we build our infrastructure to effectively meet the needs generated by the growth of the Partnership. Administrative and general expenses also include management fees of up to $3.0 million per year plus expenses to be paid pursuant to a management agreement with Bain Capital Partners, LLC.

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

Others

In the event a derivative financial instrument designated as a hedge is terminated or ceases to be effective prior to maturity, related realized and unrealized gains or losses are deferred under current assets or liabilities and recognized in earnings in the period in which the underlying original hedged transaction is recognized. In the event a designated hedged item is sold, extinguished or matures prior to the termination of the related derivative financial instrument, any realized or unrealized gain or loss on such derivative financial instrument is recognized in earnings.

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

Results of Operations

The following tables set forth the major components of Holdings and Group L.P.’s consolidated statements of earnings, expressed as a percentage of sales, for the periods indicated:

	Holdings		Group L.P.		Holdings and Group L.P.
	Year Ended February 3, 2008	Year Ended February 4, 2007	Year Ended February 3, 2008	Year Ended February 4, 2007	Year Ended January 31, 2006
Statements of Earnings Data:
Sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.9%	66.3%	65.9%	66.3%	68.7%
General, administrative and store operating expenses	19.2%	17.4%	19.2%	17.4%	16.9%
Amortization	1.9%	1.5%	1.9%	1.5%	1.3%
Amortization of financing costs	0.7%	0.5%	0.4%	0.5%	1.0%
Write-off of financing costs	—%	—%	—%	—%	0.9%
Interest expense	6.8%	5.7%	4.5%	5.3%	6.1%
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	(3.5%)	0.5%	0.2%	(0.2%)	0.2%
Income taxes	0.0%	0.0%	0.0%	0.0%	0.2%

Net earnings	9.1%	8.1%	7.9%	9.2%	4.7%

In the following discussion, we address the results of operations of Holdings and Group L.P. The results of operations of Holdings are almost identical to those of Group L.P., with the exception of mainly interest expense, financing costs and foreign exchange gain or loss associated with Holdings’ outstanding balance of senior floating rate deferred interest notes. Therefore, discussion related to sales, cost of sales, general, administrative and store operating expenses and amortization is almost identical for both companies. Beginning with the discussion of amortization of financing costs and continuing through the discussion of net earnings, we discuss Group L.P. and Holdings separately.

Fiscal Year Ended February 3, 2008 Compared to Fiscal Year Ended February 4, 2007

Sales

Our sales increased $84.6 million, or 9.5%, from $887.8 million for the fiscal year ended February 4, 2007 to $972.4 million for the fiscal year ended February 3, 2008. Comparable store sales decreased 1.5% during the fiscal year ended February 3, 2008, representing a decrease of approximately $12.5 million. Comparable store sales include stores that have been open for at least 13 full fiscal months and remain open at the end of the reporting period. Comparable store sales decrease was driven by both a decrease in store traffic of 2.8% and an increase in the average transaction size of 1.3%. The additional five days of transactions in the fiscal year ended February 4, 2007 also negatively impacted our fiscal 2008 sales growth by approximately $10.6 million. The remaining portion of the sales growth, or $107.7 million, was driven primarily by the opening of 61 new stores (offset by the closure of three stores) in the fiscal year ended February 3, 2008 and the incremental full year impact of the 68 stores opened during the fiscal year ended February 4, 2007. Our total store square footage increased 13.6% from 4.4 million at February 4, 2007 to 5.0 million at February 3, 2008.

Cost of Sales

Cost of sales increased by $52.4 million, or 8.9%, from $588.5 million for the fiscal year ended February 4, 2007, to $640.9 million for the fiscal year ended February 3, 2008. Our margin (sales less cost of sales) increased from 33.7% for the fiscal year ended February 4, 2007 to 34.1% for the fiscal year ended February 3, 2008. The improvement in margin was driven by improved sourcing and favorable foreign exchange rates and was offset by higher transportation costs to service our western Canada stores. Since most of our products are distributed from our distribution center located in eastern Canada, our western expansion results in higher transportation costs. In addition, last year we had some positive year-end adjustments related to inventory and systems’ adjustments.

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses increased $31.8 million, or 20.6%, from $154.5 million for the fiscal year ended February 4, 2007, to $186.3 million for the fiscal year ended February 3, 2008. This increase was primarily due to an increase in the number of stores in operation, higher wages resulting from minimum wage increases and an increase in administration costs to support the expansion. As a percentage of sales, our general administrative and store operating expenses increased from 17.4% of sales for the fiscal year ended February 4, 2007 to 19.2% for the fiscal year ended February 3, 2008.

Amortization

Amortization expense increased $4.9 million, from $13.5 million for the fiscal year ended February 4, 2007, to $18.4 million for the fiscal year ended February 3, 2008. This increase was due to the amortization of property and equipment resulting from the new store openings and the amortization of capitalized software costs associated with the upgrade of our information technology systems.

Amortization of Financing Costs

For Group L.P., amortization of financing costs increased from $4.1 million for the fiscal year ended February 4, 2007, to $4.3 million for the fiscal year ended February 3, 2008.

For Holdings, amortization of financing costs increased from $4.4 million for the fiscal year ended February 4, 2007, to $6.3 million for the fiscal year ended February 3, 2008 due to the full year of amortization.

The amortization of financing costs represents the cost of our financings described in “Liquidity and Capital Resources—Debt and Commitments”, which is amortized over the term of the related debt.

Interest Expense

For Group L.P., interest expense decreased $3.9 million from $47.2 million for the fiscal year ended February 4, 2007, to $43.3 million for the fiscal year ended February 3, 2008, which reflects the reduced debt outstanding and favorable foreign exchange rates associated with our U.S. dollar denominated debt.

For Holdings, interest expense increased $15.2 million from $50.5 million for the fiscal year ended February 4, 2007, to $65.7 million for the fiscal year ended February 3, 2008, due mainly to a full year of expense on our senior floating rate notes due 2012. Interest expense increase was offset by the early principal repayment of U.S.$15.0 million of our senior floating rate deferred interest notes.

Foreign Exchange Gain/Loss on Derivative Financial Instruments and Long-Term Debt

For Group L.P., foreign exchange loss on derivative financial instruments and long-term debt increased $4.2 million from a $2.0 million gain for the fiscal year ended February 4, 2007, to a $2.2 million loss for the fiscal year ended February 3, 2008, due mainly to the difference in exchange rate.

For Holdings, foreign exchange gain on derivative financial instruments and long-term debt increased $38.7 million from a $4.3 million loss for the fiscal year ended February 4, 2007, to a $34.4 million gain for the fiscal year ended February 3, 2008, due mainly to the difference in exchange rate.

Income Taxes

For both Group L.P. and Holdings, income tax expense decreased $0.1 million from $0.4 million in fiscal year ended February 4, 2007 to $0.3 million in fiscal year ended February 3, 2008. Net earnings for the fiscal years ended February 4, 2007, and February 3, 2008, constitute income of our partners and are therefore subject to income tax in their hands.

Net Earnings

For Group L.P., despite higher sales and better margins, net earnings decreased $4.9 million, from $81.7 million for the fiscal year ended February 4, 2007 to $76.8 million for the fiscal year ended February 3, 2008. Contributing factors include higher general administration and store expenses and higher amortization of property and equipment – both associated with the growth of our business.

For Holdings, net earnings increased $17.0 million from $71.8 million for the fiscal year ended February 4, 2007 to $88.9 million for the fiscal year ended February 3, 2008 due to the foreign exchange gain on long-term debt on the outstanding senior deferred notes which are unhedged, and offset by the same factors described in Group L.P.’s net earnings.

Fiscal Year Ended February 4, 2007 Compared to Fiscal Year Ended January 31, 2006

Sales

Our sales increased $144.5 million, or 19.4%, from $743.3 million for the fiscal year ended January 31, 2006 to $887.8 million for the fiscal year ended February 4, 2007. The sales growth was driven primarily by the opening of 68 new stores (offset by the closure of three stores) in the fiscal year ended February 4, 2007, which contributed approximately $78.7 million to the sales increase. The additional four days of transactions in the fiscal year ended February 4, 2007 accounted for approximately $10.3 million of the sales increase. The remaining portion of the sales increase came from the comparable store sales increase of 2.8% for the 52 weeks ended January 28, 2007, representing approximately $18.9 million of the total sales increase, and from the incremental full year effect of the 49 stores opened (net of 2 closures) in the fiscal year ended January 31, 2006, accounting for the remaining portion of the total sales increase. Comparable store sales increase was driven by both an increase in store traffic of 2.3% and an increase in the average transaction size of 0.5%. Our total store square footage increased 18.9% from 3.7 million at January 31, 2006 to 4.4 million at February 4, 2007.

Cost of Sales

Cost of sales increased by $78.2 million, or 15.3%, from $510.3 million for the fiscal year ended January 31, 2006, to $588.5 million for the fiscal year ended February 4, 2007. Our margin (sales less cost of sales) increased from 31.3% for the fiscal year ended January 31, 2006 to 33.7% for the fiscal year ended February 4, 2007. The improvement in the margin was driven by improved sourcing and favorable foreign exchange rates and was offset by higher transportation costs to service our western Canada stores. Since most of our products are distributed from our distribution center located in eastern Canada, our western expansion results in higher transportation costs. Cost of sales included $9.7 million of amortization of the purchase accounting inventory step-up during the fiscal year ended January 31, 2006.

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses increased $29.2 million, or 23.3%, from $125.3 million for the fiscal year ended January 31, 2006, to $154.5 million for the fiscal year ended February 4, 2007. This increase was primarily due to an increase in the number of stores in operation, higher wages resulting from minimum wage increases and an increase in administration costs to support the expansion. In addition, the increases in expenses are attributable to costs we incurred to upgrade our controls and procedures offset by reduced expenses relating to the Acquisition. These expenses of $2.3 million for the fiscal year ended January 31, 2006, consist primarily of non recurring legal and accounting fees incurred in connection with the Acquisition. As a percentage of sales, our general administrative and store operating expenses increased from 16.9% of sales for the fiscal year ended January 31, 2006 to 17.4% for the fiscal year ended February 4, 2007.

Amortization

Amortization expense increased $3.7 million, from $9.8 million for the fiscal year ended January 31, 2006, to $13.5 million for the fiscal year ended February 4, 2007. This increase was due to the amortization of property and equipment resulting from the new store openings.

Amortization of Financing Costs

For Group L.P., amortization of financing costs decreased from $7.5 million for the fiscal year ended January 31, 2006, to $4.1 million for the fiscal year ended February 4, 2007.

For Holdings, amortization of financing costs decreased from $7.5 million for the fiscal year ended January 31, 2006, to $4.4 million for the fiscal year ended February 4, 2007.

The amortization of financing costs represents the cost of our financings described in “Liquidity and Capital Resources—Debt and Commitments,” which is amortized over the term of the related debt.

Write-off of Financing Costs

For Group L.P. and Holdings, as a result of the 2005 Refinancing, financing costs related to the financing of the Acquisition of $6.6 million were expensed in the fiscal year ended January 31, 2006.

Interest Expense

For Group L.P., interest expense increased $1.7 million from $45.5 million for the fiscal year ended January 31, 2006, to $47.2 million for the fiscal year ended February 4, 2007, due mainly to higher interest costs on floating rate debt, partially offset by lower interest costs following the 2005 Refinancing.

For Holdings, interest expense increased $5.0 million from $45.5 million for the fiscal year ended January 31, 2006, to $50.5 million for the fiscal year ended February 4, 2007, due mainly to higher interest costs on floating rate debt, issuance of the senior floating rate deferred interest notes in December 2006 and partially offset by lower interest costs following the 2005 Refinancing.

Foreign Exchange Gain/Loss on Derivative Financial Instruments and Long-Term Debt

For Group L.P., foreign exchange gain on derivative financial instruments and long-term debt increased $3.5 million from a $1.5 million loss for the fiscal year ended January 31, 2006, to a $2.0 million gain for the fiscal year ended February 4, 2007, due mainly to the difference in exchange rate.

For Holdings, foreign exchange loss on derivative financial instruments and long-term debt increased $2.8 million from $1.5 million for the fiscal year ended January 31, 2006, to $4.3 million for the fiscal year ended February 4, 2007. During the fiscal year ended February 4, 2007, we realized a foreign exchange loss on long-term debt of approximately $6.2 million relating to the currency translation of the U.S.$ denominated senior floating rate notes. Unlike the remaining portion of our U.S.$ denominated debt, the senior floating rate deferred interest notes have not been hedged for foreign exchange rate variations and therefore, this portion of the foreign exchange loss (gain) on long-term debt is not offset by any derivative financial instruments loss (gain).

Income Taxes

Due to a phase out of large corporation tax, income tax expense, for both Group L.P. and Holdings, decreased $1.3 million from $1.7 million in fiscal year ended January 31, 2006 to $0.4 million in fiscal year ended February 4, 2007. Net earnings for the fiscal years ended January 31, 2006, and February 4, 2007, constitute income of our partners and are therefore subject to income tax in their hands. Income taxes recorded in such periods represent the large corporations’ tax and nominal income taxes of our subsidiary companies.

Net Earnings

For Group L.P., as a result of higher sales, better margins and the absence of a charge of $9.7 million for the amortization of the inventory step-up and a $6.6 million write-off of financing costs which existed in the prior year, net earnings increased $46.7 million, from $35.0 million for the fiscal year ended January 31, 2006 to $81.7 million for the fiscal year ended February 4, 2007.

For Holdings, as a result of higher sales, better margins and the absence of a charge of $9.7 million for the amortization of the inventory step-up and a $6.6 million write-off of financing costs which existed in the prior year, net earnings increased $36.8 million, from $35.0 million for the fiscal year ended January 31, 2006 to $71.8 million for the fiscal year ended February 4, 2007.

Summary of Quarterly Results

(Unaudited)

(in thousands of Canadian Dollars)

Summary of Quarterly Results (Unaudited)

	Holdings				Group L.P.				Holdings and Group L.P.
	Year Ended February 3, 2008		Year Ended February 4, 2007		Year Ended February 3, 2008		Year Ended February 4, 2007		Year Ended January 31, 2006
(dollars in thousands)	$	% of Total	$	% of Total	$	% of Total	$	% of Total	$	% of Total
Sales
Q1	$215,875	22.2%	$184,941	20.8%	$215,875	22.2%	$184,941	20.8%	$154,510	20.8%
Q2	233,205	24.0%	208,142	23.5%	233,205	24.0%	208,142	23.5%	176,444	23.7%
Q3	241,905	24.9%	218,477	24.6%	241,905	24.9%	218,477	24.6%	186,542	25.1%
Q4	281,367	28.9%	276,226	31.1%	281,367	28.9%	276,226	31.1%	225,782	30.4%

Year	$972,352	100.0%	$887,786	100.0%	$972,352	100.0%	$887,786	100.0%	$743,278	100.0%

Gross Profit
Q1	$70,579	21.3%	$57,834	19.3%	$70,579	21.3%	$57,834	19.3%	$37,989	16.3%
Q2	81,088	24.5%	69,547	23.3%	81,088	24.5%	69,547	23.3%	57,459	24.7%
Q3	81,205	24.5%	70,976	23.7%	81,205	24.5%	70,976	23.7%	61,658	26.5%
Q4	98,595	29.7%	100,960	33.7%	98,595	29.7%	100,960	33.7%	75,894	32.5%

Year	$331,467	100.0%	$299,317	100.0%	$331,467	100.0%	$299,317	100.0%	$233,000	100.0%

Net Earnings
Q1	$18,472	20.8%	$8,897	12.4%	$10,160	13.2%	$8,897	12.4%	$(4,855)	(13.9%)
Q2	25,759	29.0%	16,446	22.9%	22,275	29.0%	16,446	22.9%	8,703	24.9%
Q3	33,828	38.0%	17,412	24.2%	16,649	21.7%	17,412	24.2%	6,355	18.2%
Q4	10,810	12.2%	29,080	40.5%	27,694	36.1%	29,080	40.5%	24,803	70.8%

Year	$88,869	100.0%	$71,835	100.0%	$76,778	100.0%	$71,835	100.0%	$35,006	100.0%

Liquidity and Capital Resources

Cash Flows

The following table summarizes the statement of cash flows of Holdings and Group L.P.:

	Holdings		Group L.P.		Holdings and Group L.P.
(dollars in thousands)	Year Ended February 3, 2008	Year Ended February 4, 2007	Year Ended February 3, 2008	Year Ended February 4, 2007	Year Ended January 31, 2006
Net cash provided by operating activities	$57,258	$94,387	$79,109	$94,499	$46,408
Net cash used in investing activities	(45,562)	(42,517)	(45,562)	(42,517)	(36,006)
Net cash used in financing activities	(33,185)	(35,050)	(55,042)	(35,170)	(24,104)

Net increase (decrease) in cash and cash equivalents	(21,489)	16,820	(21,495)	16,812	(13,702)
Cash and cash equivalents, beginning of period	47,703	30,883	47,695	30,883	44,585

Cash and cash equivalents, end of period	$26,214	$47,703	$26,200	$47,695	$30,883

Cash Flows from Operating Activities

Group L.P. generated cash flow from operations of $79.1 million during fiscal year ended February 3, 2008 compared to $94.5 million during fiscal year ended February 4, 2007. The decrease in operating cash flow of $15.4 million was primarily due to a larger increase in non-cash working capital than last year ($3.0 million) and losses on settlements of foreign exchange contracts for which the hedged item is still in the balance sheet ($8.3 million), versus a gain last year, offset by a decrease in interest expense compared to the previous year. Cash flows provided by operating activities during the fiscal year ended February 4, 2007 were $94.4 million, compared with $46.4 million for the fiscal year ended January 31, 2006. During the fiscal year ended February 4, 2007, operating cash flow was driven mainly by earnings growth, resulting mainly from an overall sales growth of 19.8%, and an inventory increase of $12.0 million compared to an inventory increase of $25.0 million during the fiscal year ended January 31, 2006. Fiscal year 2006 inventory increase was a result of a build up of the store inventory levels and new store openings. During the fiscal year ended January 31, 2006, operating cash flow was driven mainly by earnings growth offset by the previously described inventory increase.

For the years ended February 3, 2008 and February 4, 2007, the operating cash flow of Holdings was less than Group L.P. by $21.7 million and $0.1 million respectively. These differences relate primarily to the interest obligations on the senior floating rate deferred interest notes.

Cash Flows from Investing Activities

During the fiscal year ended February 3, 2008, cash used for investing activities was $45.6 million compared to $42.5 million for the fiscal year ended February 4, 2007. The increase was primarily due to our move to a newly constructed and leased head-office and warehouse. Higher store construction costs in Western Canada and an overall increase in store maintenance capital expenditures explain the remaining portion of the increase.

Cash flows used for investing activities during the fiscal year ended February 4, 2007 were $42.5 million, compared with $36.0 million for the fiscal year ended January 31, 2006. Investing activities for the fiscal year ended February 4, 2007 and for the fiscal year ended January 31, 2006 were mainly impacted by the acquisition of property and equipment related to new stores opened, including the expansion and relocation of existing stores, and to improve information technology systems and distribution capacity in the greater Montreal area.

Cash Flows from Financing Activities

Cash used by Group L.P. for financing activities during fiscal year 2008 increased $19.9 million versus last year. It includes a capital distribution increase of $36.4 million to Holdings. This additional distribution was used by Holdings to make a U.S.$15 million principal repayment and pay scheduled interest expense on the senior floating deferred interest notes. Group L.P. also used $13.1 million for scheduled quarterly principal repayments on the senior secured credit facility, down $15.8 million when compared to fiscal year 2007.

Cash used by Holdings for financing activities during fiscal year 2008 is $33.2 million, down $1.9 million compared to fiscal year 2007. In July 2007 Holdings used $15.6 million to make a U.S.$15.0 million principal repayment on the senior floating rate deferred interest notes. Cash used was offset by a decrease of $15.8 million on the principal repayment of the senior secured credit facility versus the previous year.

Cash flows used by Group L.P. for financing activities during the fiscal year ended February 4, 2007 were $35.2 million ($35.1 million used by Holdings) compared with $24.1 million for the fiscal year ended January 31, 2006. The cash used in financing activities during the fiscal year ended February 4, 2007 was a result of the repayment of long-term debt, capital distributions and financing cost associated with registration of the 8.875% senior subordinated notes. The small difference between Group L.P. and Holdings relates to the issuance of the senior floating rate deferred interest notes in December 2006, which generated proceeds on long-term debt of $228.3 million that were used to pay financing costs of $6.1 million and to make a capital distribution of $222.2 million to our parent. For the fiscal year ended January 31, 2006 the cash used in financing activities was primarily a result of the 2005 Refinancing.

Capital Expenditures

Capital expenditures for the fiscal year ended February 3, 2008 were $46.0 million offset by tenant allowances of $3.8 million as compared with $42.7 million, offset by tenant allowances of $3.9 million for the fiscal year end February 4, 2007. The increased spending in the current fiscal year ended was primarily due to our move to a newly constructed and leased head-office and warehouse and higher store construction costs in Western Canada and an overall increase in store maintenance capital expenditures. Capital expenditures for stores was $34.1 million while $11.9 million was spent on projects to improve our information systems, increase our warehouse capacity and move into our new corporate head-office.

The increase in capital spending for fiscal year ended February 4, 2007 compared to fiscal year ended January 31, 2006 is the result of the opening of new stores at a faster pace: 68 stores and the closure of three stores compared with the opening of 51 stores and the closure of two stores in fiscal year ended January 31, 2006. In addition, during the fiscal year ended February 4, 2007, $9.5 million was spent on projects to improve our information systems and increase our warehouse and distribution capacity in the greater Montreal area.

In fiscal year ended February 3, 2008, the average cost to open a new store was approximately $0.6 million, including $0.4 million for capital expenditures and $0.2 million for inventory.

Contractual Obligations

The following tables summarize our material contractual obligations as of February 3, 2008, including off-balance sheet arrangements and our commitments:

Contractual obligations	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
	(dollars in millions)
Lease financing:
Operating lease obligations(1)	$472.2	$62.5	$58.8	$56.2	$52.5	$47.6	$194.6
Long-term borrowings:
Group L.P.
8.875% senior subordinated notes	198.8	—	—	—	—	198.8	—
Senior secured credit facility	315.2	26.4	17.4	40.9	230.5	—	—
Mandatory interest payments(2)	145.7	42.0	36.2	28.8	19.3	19.4	—

Group L.P.’s total obligations	$1,131.9	$130.9	$112.4	$125.9	$302.3	$265.8	$194.6

Holdings
Senior floating rate deferred interest notes	183.9	—	—	—	—	183.9	—
Mandatory interest payments(3)	105.7	—	—	—	—	105.7	—

Holdings’ total obligations	$1,421.5	$130.9	$112.4	$125.9	$302.3	$555.4	$194.6

Commitments	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
	(dollars in millions)
Letters of credit and surety bonds	$1.0	$1.0	$—	$—	$—	$—	$—

Total commitments	$1.0	$1.0	$—	$—	$—	$—	$—

Total obligations and commitments
Group L.P.	$1,132.9	$131.9	$112.4	$125.9	$302.3	$265.8	$194.6

Holdings	$1,422.5	$131.9	$112.4	$125.9	$302.3	$555.4	$194.6

(1)	Represent the basic annual rent, exclusive of the contingent rentals, common area maintenance, real estate taxes and other charges paid to landlords, all together representing less than 1/3 of our total lease expenses.

(2)	Based on the actual interest rate on the 8.875% senior subordinated notes and assumed interest rates on the amounts due under the senior secured credit facility, in each case, applying the current foreign exchange rate where required. Where swap agreements are in place, the mandatory interest payments reflect swap payments.

(3)	(i) Based on 3.0975% LIBOR rate. (ii) No obligation to pay interest until maturity.

Debt and Commitments

We are and will continue to be significantly leveraged. Our principal sources of liquidity have been cash flow generated from operations and borrowings under our senior secured credit facility. Our principal cash requirements have been for working capital, capital expenditures and debt service. In connection with the Acquisition, we entered into the senior secured credit facility, pursuant to which we incurred $120.0 million of term loan A borrowings and U.S.$201.3 million of term loan B borrowings ($240.0 million based on the exchange rate on the closing date of the Acquisition), and the senior subordinated bridge loan facility, pursuant to which we borrowed an aggregate of $240.0 million.

On August 12, 2005, we issued U.S.$200.0 million senior subordinated notes bearing interest at 8.875% per annum payable semi annually and maturing in August 2012. We used the proceeds from the sale of these 8.875% senior subordinated notes, together with additional term loan B borrowings of U.S.$45.0 million (approximately $44.7 million based on the exchange rate on February 3, 2008) that we incurred pursuant to an amendment to our senior secured credit facility to, (i) repay the outstanding borrowings under the senior subordinated bridge loan facility, (ii) make a cash distribution to our parent and (iii) pay related fees and expenses. At that time, the outstanding borrowings under the senior subordinated bridge loan including the accrued interest were $240.5 million bearing interest at Canadian Banker’s Acceptance rate plus 8.25% per annum and would have otherwise matured in May 2006.

On December 20, 2006, we issued U.S.$200.0 million senior floating rate deferred interest notes bearing interest at 6-month LIBOR plus 5.75% (increasing to 6.25% after two years and 6.75% after three years) per annum, payable semi annually and maturing in August 2012. We used the proceeds from the sale of these notes to make a cash distribution to our parent and to pay related fees and expenses.

As of February 3, 2008, we and our subsidiaries had approximately $315.2 million of senior secured debt outstanding, consisting of debt outstanding under our senior secured credit facility, and U.S.$200.0 million ($198.8 million based on exchange rate on February 3, 2008) of senior subordinated debt outstanding, consisting of the 8.875% senior subordinated notes, and U.S.$185.0 million ($183.9 million based on exchange rate on February 3, 2008) of senior subordinated deferred interest debt outstanding, consisting of the senior floating rate deferred interest notes.

Our and our subsidiaries’ ability to make scheduled payments of principal, or to pay the interest or additional interest, if any, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, or other factors that are beyond our control. Based upon the current level of our operations, we believe that cash flow from operations, together with borrowings available under our senior secured credit facility, will be adequate to meet our future liquidity needs. Our assumptions with respect to future liquidity needs may not be correct and funds available to us from the sources described above may not be sufficient to enable us to service our indebtedness, or cover any shortfall in funding for any unanticipated expenses.

Senior Secured Credit Facility. Our senior secured credit facility consists of a (i) $77.4 million term loan A facility maturing in May 2010, denominated in Canadian dollars; (ii) U.S.$239.2 million ($237.8 million based on the exchange rate on February 3, 2008) term loan B facility maturing in November 2011, denominated in U.S. dollars; and (iii) $75.0 million revolving credit facility, denominated in Canadian dollars, which includes a $25.0 million letter of credit subfacility and a $10.0 million swingline loan subfacility. In addition, we may, under certain circumstances and subject to receipt of additional commitments from existing lenders or other eligible institutions, request additional term loan tranches or increases to the revolving loan commitments by an aggregate amount of up to $150.0 million (or the U.S. dollar equivalent thereof).

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

The applicable margin percentage for Canadian dollar denominated loans is subject to adjustment based upon the level of the total lease-adjusted leverage ratio. Initially, the applicable margins were 1.25% for Canadian prime rate loans and 2.25% for bankers’ acceptances. During the three months ended April 30, 2006, the total lease-adjusted leverage ratio level decreased the applicable margin percentage for Canadian dollar denominated loans by 0.25% to 1.00% for Canadian prime rate loans and 2.00% for bankers’ acceptances, effective May 25, 2006. On the last day of each calendar quarter, we also pay a commitment fee (calculated in arrears) to each revolving credit lender in respect of any unused commitments under the revolving credit facility, subject to adjustment based upon the level of our total lease-adjusted leverage ratio. Previously, the applicable margin percentage was 2.25% for adjusted LIBOR rate loans and 1.25% for U.S. base rate loans. However, on May 25, 2006, the term B loan was amended. As a result, the margin percentage of 2.25% for adjusted LIBOR rate loans and 1.25% for U.S. base rate loans was decreased by 0.25%. A further 0.25% reduction will take effect when we reach a lease-adjusted leverage ratio of less than 4.75:1.

Our senior secured credit facility contains a number of restrictive covenants that, subject to significant exceptions, limit our ability and the ability of our restricted subsidiaries, to, among other things: make investments and loans; make capital expenditures; incur, assume, or permit to exist additional indebtedness, guarantees, or liens; engage in mergers, acquisitions, asset sales or sale-leaseback transactions; declare dividends, make payments on, or redeem or repurchase equity interests; alter the nature of the business we conduct; engage in certain transactions with affiliates; enter into agreements limiting subsidiary distributions; and prepay, redeem, or repurchase certain indebtedness including the notes.

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

8.875% Senior Subordinated Notes Due 2012. The 8.875% senior subordinated notes were issued by Group L.P. and Dollarama Corporation. Interest on the senior subordinated notes accrues at 8.875% per year and is payable on the senior subordinated notes semi-annually on February 15 and August 15 of each year, beginning February 15, 2006.

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

The indenture governing the 8.875% senior subordinated notes contains certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities.

The senior subordinated notes constitute general unsecured obligations and are subordinated in right of payment to all existing or future senior indebtedness. The 8.875% senior subordinated notes are currently guaranteed by all of our subsidiaries.

Senior Floating Rate Deferred Interest Notes. The senior floating rate deferred interest notes were issued by Holdings and Dollarama Group Holdings Corporation. Interest on the notes accrues and is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2007 at a rate per annum equal to 6-month LIBOR plus 5.75%, increasing to 6.25% after two years and 6.75% after three years. On each interest payment date, we may elect to pay interest in cash or not pay interest in cash, in which case interest accrues on such deferred interest at the same rate and in the same manner applicable to the principal amount of the notes. Interest on the notes is reset semi-annually.

At any time on or after June 15, 2007, we may redeem the notes, in whole or in part, plus accrued and unpaid interest, at the redemption prices specified in the following table:

Year	Redemption Price
June 15, 2007 to December 14, 2008	100.00
December 15, 2008 to December 14, 2009	102.00
December 15, 2009 to December 14, 2010	101.00
December 15, 2010 and thereafter	100.00

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

The indenture governing the senior floating rate deferred interest notes contains certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. The notes constitute general senior unsecured obligations of us. They rank equally in right of payment to all of our future unsecured senior indebtedness, senior in right of payment to any of our future senior subordinated indebtedness and subordinated indebtedness, and are effectively subordinated in right of payment to any of our future secured debt and are structurally subordinated in right of payment to all existing and future liabilities of our subsidiaries. The notes are not guaranteed by any of our subsidiaries.

Off-Balance Sheet Obligations

Other than operating lease obligations and letters of credit, we have no off-balance sheet obligations.

Recent Accounting Pronouncements

On February 5, 2007, the Partnership adopted the new standard of the Canadian Institute of Chartered Accountants (“CICA”) section 1506 “Accounting Changes” which establishes criteria for changing accounting policies, together with the accounting treatment and disclosure of changes in accounting policies and estimates, and correction of errors. This new guidance did not have any impact on the current year’s financial situation or income of the Partnership.

Capital disclosures, CICA 1535 requires that an entity disclose information that enables users of its financial statements to evaluate an entity’s objectives, policies and processes for managing capital. This is effective for interim and annual financial statements relating to years beginning on or after October 1, 2007. The Partnership will evaluate the effect of this standard on its consolidated financial statements.

CICA 3031 establishes standards for the measurement and disclosure of inventories and applies to interim and annual financial statements relating to years beginning on or after January 1, 2008. The Partnership will evaluate the effect of this standard on its consolidated financial statements.

CICA 3064 replaces CICA 3062 and establishes standards for the recognition, measurement and disclosure of goodwill and intangible assets. The provisions relating to the definition and initial recognition of intangible assets are equivalent to the corresponding provisions of IAS 38, Intangible Assets. CICA 1000 is amended to clarify criteria for recognition of an asset. CICA 3450 is replaced by guidance in CICA 3064. EIC 27 is no longer applicable for entities that have adopted CICA 3064. AcG 11 is amended to delete references to deferred costs and to provide guidance on development costs as intangible assets under CICA 3064. This new standard is effective for interim and annual financial statements for years beginning on or after October 1, 2008. The Partnership will evaluate the effect of this standard on its consolidated financial statements.

These new sections, CICA 3862 (on disclosures) and CICA 3863 (on presentation) replace CICA 3861, revising and enhancing its disclosure requirements and carrying forward unchanged its presentation requirements. The new sections are effective for interim and annual financial statements for years beginning on or after October 1, 2007. The Partnership will evaluate the effect of this standard on its consolidated financial statements.

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. SFAS No. 157 is effective for all fiscal years beginning after November 15, 2007 and is to be applied prospectively. In February, 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2 which partially defer the effective date of SFAS No. 157 for one year for certain non-financial assets and liabilities and remove certain leasing transactions from its scope. The Partnership will evaluate the effect of this standard on its consolidated financial statements.

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

In December, 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”). SFAS 141R. establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in an acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for annual reporting periods beginning after December 15, 2008. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Partnership expects SFAS 141R will have an impact on the Partnership’s accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities— an amendment of FASB Statement No. 133, (SFAS No. 161). This statement requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under SFAS No. 133 and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Partnership will evaluate the effect of this standard on its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

While principally all of our sales have been in Canadian dollars, we have been steadily increasing our purchases of merchandise from low-cost overseas suppliers, including suppliers in China, Hong Kong, India, Indonesia, Italy, Pakistan, Poland, Singapore, Taiwan, Thailand, Turkey and United Kingdom. For the fiscal year ended February 3, 2008, this direct sourcing from foreign suppliers accounted for in excess of 50% of our purchases. Accordingly, our results of operations are impacted by the fluctuation of foreign currencies against the Canadian dollar. In particular, we purchase a majority of our imported merchandise from suppliers in China using U.S. dollars. Therefore, our cost of sales is impacted by the fluctuation of the Chinese renminbi against the U.S. dollar and the fluctuation of the U.S. dollar against the Canadian dollar.

We use foreign exchange forward contracts to manage risks from fluctuations in the U.S. dollar relative to the Canadian dollar. All forward contracts are used only for risk management purposes and are designated as hedges of specific anticipated purchases of merchandise. Upon redesignation or amendment of a foreign exchange forward contract, the ineffective portion of such contracts is recognized immediately in earnings. We estimate that in the absence of our currency risk management program, every $0.01 appreciation in the Canadian dollar relative to U.S. dollar exchange rate results in approximately $1.5 million annual increase in operating earnings. The seasonality of our purchases will affect the quarterly impact of this variation. We periodically examine the derivative financial instruments we use to hedge exposure to foreign currency fluctuation to ensure that these instruments are highly effective at reducing or modifying foreign exchange risk associated with the hedged item.

In addition, a majority of our debt is in U.S. dollars. Therefore, a downward fluctuation in the exchange rate of the Canadian dollar versus the U.S. dollar would reduce our funds available to service our U.S. dollar-denominated debt. As required by the terms of our senior secured credit facility, we have entered into two swap agreements consisting of a foreign currency swap and an interest rate swap that expire on January 31, 2011 to minimize our exposure to exchange rate and interest rate fluctuations in respect of our LIBOR-based U.S. dollar-denominated term loans. We record the fair value of the swap agreements as a reduction of “foreign exchange loss on long-term debt and change in fair value of derivative financial instruments “ in our consolidated statement of operations and in “derivative financial instruments” on the balance sheet.

On August 12, 2005, we entered into two additional swap agreements consisting of foreign currency swaps to minimize our exposure to exchange rate fluctuations in respect of our 8.875% senior subordinated notes. These swap agreements qualify for hedge accounting. The fair value of the swap agreements is deferred in a separate component in our consolidated statement of partners’ capital and other comprehensive income until the underlying hedged transactions are reporting in our consolidated statement of earnings.

Interest Rate Risk

We use variable-rate debt to finance a portion of our operations and capital expenditures. These obligations expose us to variability in interest payments due to changes in interest rates. We have approximately $315.2 million in term loans outstanding under our senior secured credit facility based on the exchange rate on February 3, 2008, bearing interest at variable rates. Each quarter point change in interest rates would result in a $0.8 million change in interest expense on such term loans. We also have a revolving loan facility which provides for borrowings of up to $75.0 million which bears interest at variable rates. Assuming the entire revolver is drawn, each quarter point change in interest rates would result in a $0.2 million change in interest expense on our revolving loan facility.

We also have approximately $183.9 million of senior floating rate deferred interest notes based on the exchange rate on February 3, 2008, bearing interest at variable rates. Each quarter point change in interest rates would result in a $0.5 million change in interest expense on the notes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors’ Report

To the Partners of

Dollarama Group Holdings L.P.

We have audited the consolidated balance sheets of Dollarama Group Holdings L.P. as at February 3, 2008 and February 4, 2007 and the consolidated statements of earnings, partners’ capital and cash flows for the years then ended. These financial statements are the responsibility of the management of Dollarama Group Holdings ULC, acting in its capacity as General Partner of the partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the partnership as at February 3, 2008 and February 4, 2007 and the results of its operations and its cash flows for the years then ended in accordance with Canadian generally accepted accounting principles. We believe that our audit provides a reasonable basis for our opinion.

The consolidated financial statements for the year ended January 31, 2006 were audited by other auditors who expressed an opinion without reservation on those statements in their report dated March 31, 2006 (except for Note 18 to the consolidated financial statements of the Partnership included in the Form 10-K/A filed on December 14, 2007, as to which the date is October 30, 2007).

/s/ PricewaterhouseCoopers LLP

Chartered Accountants

Montréal, Canada

April 30, 2008

Independent Auditors’ Report

To the Partners of

Dollarama Group L.P.

We have audited the consolidated balance sheets of Dollarama Group L.P. as of February 3, 2008 and February 4, 2007 and the consolidated statements of earnings, partners’ capital and cash flows for the years then ended. These financial statements are the responsibility of the management of Dollarama Group GP Inc., acting in its capacity as General Partner of the partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the partnership as of February 3, 2008 and February 4, 2007 and the results of its operations and its cash flows for the years then ended in accordance with Canadian generally accepted accounting principles.

The consolidated financial statements for the year ended January 31, 2006 were audited by other auditors who expressed an opinion without reservation on those statements in their report dated March 31, 2006 (except for Note 18 to the consolidated financial statements of the Partnership included in the Form 10-K/A filed on December 14, 2007, as to which the date is October 30, 2007).

/s/ PricewaterhouseCoopers LLP

Chartered Accountants

Montréal, Canada

April 30, 2008

Independent Auditors’ Report

To the Partners of

Dollarama Group L.P.

We have audited, before the effects of the restatements described in note 18 of the From 10-K/A filed on December 14, 2007, the consolidated balance sheet of Dollarama Group L.P as at January 31, 2006 and the consolidated statements of earnings, partners’ capital and other comprehensive income and cash flows for the year ended January 31, 2006 (the 2006 financial statements before the restatements discussed in note 18 of the Form 10-K/A filed on December 14, 2007 are not presented herein). These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, except for the restatements described in note 18 of the Form 10-K/A filed on December 14, 2007, these consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as at January 31, 2006 and the results of its operations and its cash flows for the year ended January 31, 2006 in conformity with Canadian generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the restatements described in note 18 to the consolidated financial statements of the Partnership included in Form 10-K/A filed on December 14, 2007 and accordingly, we do not express an opinion or any other form of assurance about whether such restatements are appropriate and have been properly applied. The restatements were audited by PricewaterhouseCoopers LLP.

Montreal, Quebec	/s/ RSM Richter LLP
March 31, 2006	Chartered Accountants
(except for Note 18, to the consolidated financial statements of the Partnership included in the Form 10-K/A filed on December 14, 2007 as to which the date is October 30, 2007)

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Consolidated Balance Sheets

(expressed in thousands of Canadian dollars)

	Dollarama Group Holdings L.P.		Dollarama Group L.P.
	As of February 3, 2008 $	As of February 4, 2007 $	As of February 3, 2008 $	As of February 4, 2007 $
Assets
Current assets
Cash and cash equivalents	26,214	47,703	26,200	47,695
Accounts receivable	3,363	5,760	3,363	5,760
Income taxes recoverable	1,522	1,059	1,504	1,054
Deposits and prepaid expenses	11,519	8,598	11,519	8,598
Derivative financial instruments (note 10)	—	7,224	—	7,224
Merchandise inventories	198,500	166,017	198,500	166,017

	241,118	236,361	241,086	236,348
Property and equipment (note 4)	111,936	84,665	111,936	84,665
Goodwill	727,782	727,782	727,782	727,782
Other intangible assets (note 5)	117,147	120,379	117,147	120,379

	1,197,983	1,169,187	1,197,951	1,169,174

Liabilities
Current liabilities
Accounts payable	23,500	15,780	22,910	15,780
Accrued expenses and other (note 6)	43,062	35,937	40,084	32,726
Derivative financial instruments (note 10)	94,239	12,409	94,239	12,409
Current portion of long-term debt (note 7)	25,734	13,496	25,734	13,496

	186,535	77,622	182,967	74,411
Long-term debt (note 7)	653,006	806,921	474,553	578,066
Other liabilities (note 8)	27,281	25,413	27,281	25,413

	866,822	909,956	684,801	677,890

Commitments, contingencies and guarantee (note 9)
Partners’ Capital
General partner	374	374	374	374
Limited partner	163,158	167,103	347,395	389,313
Contributed surplus	2,649	1,337	2,649	1,337
Retained earnings	172,504	83,635	170,256	93,478
Accumulated other comprehensive income (loss)	(7,524)	6,782	(7,524)	6,782

	331,161	259,231	513,150	491,284

	1,197,983	1,169,187	1,197,951	1,169,174

The accompanying notes are an integral part of the consolidated financial statements.

Dollarama Group Holdings L.P.

Consolidated Statement of Partners’ Capital

(expressed in thousands of Canadian dollars)

	General partner capital $	Limited partner capital $	Contributed surplus $	Retained earnings (deficit) $	Accumulated other comprehensive income (loss) $	Total $
Balance – January 31, 2005	374	454,484	202	(23,206)	1,355	433,209

Other comprehensive income
Net earnings for the year	—	—	—	35,006	—	35,006
Unrealized loss on derivative financial instruments, net of reclassification adjustments	—	—	—	—	(7,385)	(7,385)

Total comprehensive income	—	—	—	35,006	(7,385)	27,621

Stock-based compensation (note 12)	—	—	598	—	—	598
Capital distributions	—	(59,608)	—	—	—	(59,608)

Balance – January 31, 2006	374	394,876	800	11,800	(6,030)	401,820

Other comprehensive income
Net earnings for the year	—	—	—	71,835	—	71,835
Unrealized gain on derivative financial instruments, net of reclassification adjustments	—	—	—	—	12,812	12,812

Total comprehensive income	—	—	—	71,835	12,812	84,647

Stock-based compensation (note 12)	—	—	537	—	—	537
Capital distributions	—	(227,773)	—	—	—	(227,773)

Balance – February 4, 2007	374	167,103	1,337	83,635	6,782	259,231

Other comprehensive income
Net earnings for the year	—	—	—	88,869	—	88,869
Unrealized loss on derivative financial instruments, net of reclassification adjustments	—	—	—	—	(14,306)	(14,306)

Total comprehensive income	—	—	—	88,869	(14,306)	74,563

Stock-based compensation (note 12)	—	—	1,312	—	—	1,312
Capital distributions	—	(3,945)	—	—	—	(3,945)

Balance – February 3, 2008	374	163,158	2,649	172,504	(7,524)	331,161

The sum of retained earnings and accumulated other comprehensive income (loss) amounted to $164,980,000 as of February 3, 2008 (2007 – $90,417,000; 2006 – $5,770,000).

The accompanying notes are an integral part of the consolidated financial statements.

Dollarama Group L.P.

Consolidated Statement of Partners’ Capital

(expressed in thousands of Canadian dollars)

	General partner capital $	Limited partner capital $	Contributed surplus $	Retained earnings (deficit) $	Accumulated other comprehensive income (loss) $	Total $
Balance – January 31, 2005	374	454,484	202	(23,206)	1,355	433,209

Other comprehensive income
Net earnings for the year	—	—	—	35,006	—	35,006
Unrealized loss on derivative financial instruments, net of reclassification adjustments	—	—	—	—	(7,385)	(7,385)

Total comprehensive income	—	—	—	35,006	(7,385)	27,621

Stock-based compensation (note 12)	—	—	598	—	—	598
Capital distributions	—	(59,608)	—	—	—	(59,608)

Balance – January 31, 2006	374	394,876	800	11,800	(6,030)	401,820

Other comprehensive income
Net earnings for the year	—	—	—	81,678	—	81,678
Unrealized gain on derivative financial instruments, net of reclassification adjustments	—	—	—	—	12,812	12,812

Total comprehensive income	—	—	—	81,678	12,812	94,490

Stock-based compensation (note 12)	—	—	537	—	—	537
Capital distributions	—	(5,563)	—	—	—	(5,563)

Balance – February 4, 2007	374	389,313	1,337	93,478	6,782	491,284

Other comprehensive income
Net earnings for the year	—	—	—	76,778	—	76,778
Unrealized loss on derivative financial instruments, net of reclassification adjustments	—	—	—	—	(14,306)	(14,306)

Total comprehensive income	—	—	—	76,778	(14,306)	62,472

Stock-based compensation (note 12)	—	—	1,312	—	—	1,312
Capital distributions	—	(41,918)	—	—	—	(41,918)

Balance – February 3, 2008	374	347,395	2,649	170,256	(7,524)	513,150

The sum of retained earnings and accumulated other comprehensive income (loss) amounted to $162,732,000 as of February 3, 2008 (2007—$100,260,000; 2006—$5,770,000).

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Consolidated Statements of Earnings

(expressed in thousands of Canadian dollars)

	Dollarama Group Holdings L.P.			Dollarama Group L.P.
	For the year ended February 3, 2008 $	For the year ended February 4, 2007 $	For the year ended January 31, 2006 $	For the year ended February 3, 2008 $	For the year ended February 4, 2007 $	For the year ended January 31, 2006 $
Sales	972,352	887,786	743,278	972,352	887,786	743,278

Cost of sales and expenses
Cost of sales	640,885	588,469	510,278	640,885	588,469	510,278
General, administrative and store operating expenses	186,265	154,462	125,347	186,263	154,457	125,347
Amortization	18,389	13,528	9,782	18,389	13,528	9,782

	845,539	756,459	645,407	845,537	756,454	645,407

Operating income	126,813	131,327	97,871	126,815	131,332	97,871
Amortization of financing costs	6,340	4,354	7,527	4,275	4,076	7,527
Write-off of financing costs	—	—	6,606	—	—	6,606
Interest expense	65,713	50,498	45,547	43,299	47,192	45,547
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	(34,411)	4,275	1,508	2,183	(1,972)	1,508

Earnings before income taxes	89,171	72,200	36,683	77,058	82,036	36,683
Provision for current income taxes (note 15)	302	365	1,677	280	358	1,677

Net earnings for the year	88,869	71,835	35,006	76,778	81,678	35,006

The accompanying notes are an integral part of the consolidated financial statements.

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Consolidated Statements of Cash Flows

(expressed in thousands of Canadian dollars)

	Dollarama Group Holdings L.P.			Dollarama Group L.P.
	For the year ended February 3, 2008 $	For the year ended February 4, 2007 $	For the year ended January 31, 2006 $	For the year ended February 3, 2008 $	For the year ended February 4, 2007 $	For the year ended January 31, 2006 $
Operating activities
Net earnings for the year	88,869	71,835	35,006	76,778	81,678	35,006
Adjustments for
Amortization of property and equipment	18,094	12,378	8,525	18,094	12,378	8,525
Amortization of intangible assets	3,521	4,606	4,697	3,521	4,606	4,697
Change in fair value of derivatives	74,748	(16,534)	36,588	74,748	(16,534)	36,588
Amortization of financing costs	6,340	4,354	7,527	4,275	4,076	7,527
Write-off of financing costs	—	—	6,606	—	—	6,606
Foreign exchange loss (gain) on long-term debt	(118,777)	26,898	(35,523)	(82,426)	20,651	(35,523)
Amortization of unfavourable lease rights	(3,226)	(3,456)	(3,440)	(3,226)	(3,456)	(3,440)
Deferred lease inducements	2,312	3,318	2,427	2,312	3,318	2,427
Deferred leasing costs	(450)	(373)	(976)	(450)	(373)	(976)
Deferred tenant allowances	3,806	3,947	3,661	3,806	3,947	3,661
Amortization of deferred tenant allowances	(1,024)	(567)	(220)	(1,024)	(567)	(220)
Stock-based compensation	1,312	537	598	1,312	537	598
Amortization of deferred leasing costs	161	138	—	161	138	—
Other	197	45	(4)	197	45	(4)

	75,883	107,126	65,472	98,078	110,444	65,472
Changes in non-cash working capital components (note 13)	(18,625)	(12,739)	(19,064)	(18,969)	(15,945)	(19,064)

	57,258	94,387	46,408	79,109	94,499	46,408

Investing activities
Business acquisitions, net of cash acquired (note 3)	—	—	(12,382)	—	—	(12,382)
Purchase of property and equipment	(45,994)	(42,695)	(23,946)	(45,994)	(42,695)	(23,946)
Proceeds on disposal of property and equipment	432	178	322	432	178	322

	(45,562)	(42,517)	(36,006)	(45,562)	(42,517)	(36,006)

Financing activities
Financing costs	(506)	(6,695)	(9,951)	—	(711)	(9,951)
Proceeds on long-term debt	—	228,314	294,133	—	—	294,133
Repayment of long-term debt	(28,734)	(28,896)	(248,678)	(13,124)	(28,896)	(248,678)
Capital distributions	(3,945)	(227,773)	(59,608)	(41,918)	(5,563)	(59,608)

	(33,185)	(35,050)	(24,104)	(55,042)	(35,170)	(24,104)

Increase (decrease) in cash and cash equivalents	(21,489)	16,820	(13,702)	(21,495)	16,812	(13,702)
Cash and cash equivalents – Beginning of year	47,703	30,883	44,585	47,695	30,883	44,585

Cash and cash equivalents – End of year	26,214	47,703	30,883	26,200	47,695	30,883

The accompanying notes are an integral part of the consolidated financial statements.

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 3, 2008 and February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

1	Basis of presentation and nature of business

Pursuant to various agreements (the “Agreements”) dated December 8, 2006, all partnership units of Dollarama Holdings L.P. (“Holdings L.P.”) which were held by Dollarama Capital Corporation were ultimately exchanged for partnership units of Dollarama Group Holdings L.P. (“Group Holdings L.P.”). Holdings L.P., together with its direct subsidiary Dollarama Group GP Inc., has no operations and hold no assets other than 100% of the outstanding units of Dollarama Group L.P. (“Group L.P.”). Group Holdings L.P. conducts all of its business through Group L.P. and its subsidiaries.

The consolidated financial statements of Group Holdings L.P. as at February 3, 2008 and February 4, 2007 reflect the financial position of Group Holdings L.P. and its subsidiaries and their results of operations and cash flows for the period from December 8, 2006, the date of creation of Group Holdings L.P., to February 3, 2008. Financial information for the period from February 1, 2006 to December 8, 2006 and for the year ended January 31, 2006 is that of Group L.P. and its subsidiaries. The consolidated financial statements of Group Holdings L.P. have been prepared using the continuity of interest method of accounting. Accordingly, the consolidated financial statements of Group Holdings L.P. on the date of the Agreements were in all material respects the same as those of Group L.P. immediately prior to the Agreements becoming effective.

The consolidated financial statements of Group L.P. reflect the financial position, results of operations and cash flows of the businesses of Dollarama L.P., Dollarama Corporation, Aris Import Inc., Dollarama Group L.P. and Dollarama GP Inc.

Group L.P. was formed on November 11, 2004 for the purpose of acquiring the DOLLARAMA retail stores. It operates discount variety retail stores in Canada that sell substantially all items for $1 or less. As at February 3, 2008, the retail operations are carried on in every Canadian province. The retail operations’ corporate headquarters, distribution centre and warehouses are located in Montréal, Canada. The business is managed on the basis of one reportable segment.

Any reference herein to 2008, 2007 or 2006 relates to as of or for the 364-day period ended February 3, 2008, the 369-day period ended February 4, 2007 and the year ended January 31, 2006. Unless otherwise stated, the information contained herein applies to both Group Holdings L.P. and Group L.P. (collectively referred to as the “Partnership”).

2	Summary of significant accounting policies

Accounting pronouncements adopted during the year

Accounting Changes

On February 5, 2007, the Partnership adopted the new standard of the Canadian Institute of Chartered Accountants (“CICA”) Section 1506 “Accounting Changes” establishes criteria for changing accounting policies, together with the accounting treatment and disclosure of changes in accounting policies and estimates, and correction of errors. This new guidance did not have any impact on the current year’s financial situation or income of the Partnership.

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 3, 2008 and February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Accounting pronouncements not yet adopted

Inventory

CICA 3031 establishes standards for the measurement and disclosure of inventories. Applies to interim and annual financial statements relating to years beginning on/after January 1, 2008. The Partnership will evaluate the effect of this standard on its consolidated financial statements.

Intangible Assets

CICA 3064 replaces CICA 3062 and establishes standards for the recognition, measurement and disclosure of goodwill and intangible assets. The provisions relating to the definition and initial recognition of intangible assets are equivalent to the corresponding provisions of IAS 38, Intangible Assets. CICA 1000 is amended to clarify criteria for recognition of an asset. CICA 3450 is replaced by guidance in CICA 3064. EIC 27 is no longer applicable for entities that have adopted CICA 3064. AcG 11 is amended to delete references to deferred costs and to provide guidance on development costs as intangible assets under CICA 3064. This new standard is effective for interim and annual financial statements for years beginning on or after October 1, 2008. The Partnership will evaluate the effect of this standard on its consolidated financial statements.

Financial instruments – disclosures and presentation

These new sections, CICA 3862 (on disclosures) and CICA 3863 (on presentation) replace CICA 3861, revising and enhancing its disclosure requirements, and carrying forward unchanged its presentation requirements. Effective for interim and annual financial statements for years beginning on/after October 1, 2007. The Partnership is evaluating the effect of these standards on its consolidated financial statements.

Capital disclosures

Capital disclosures establishes disclosure requirements about capital. It is effective for interim and annual financial statements relating to years beginning on/or after October 1, 2007. The Partnership is evaluating the effect of this standard on its consolidated financial statements.

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles in Canada requires the use of estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenue and expense items for the reporting period. On an ongoing basis, management reviews its estimates, including those related to valuation of merchandise inventories, useful lives, impairment of long-lived assets and goodwill, operating leases and financial instruments based on currently available information. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Merchandise inventories

Merchandise inventories at the distribution centre and warehouses are stated at the lower of cost and market value, determined on a weighted average cost basis. Cost includes amounts paid to suppliers, duties and freight into the warehouses and is assigned to store inventories using the retail inventory method, determined on a weighted average cost basis.

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 3, 2008 and February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Property and equipment

Property and equipment are carried at cost and amortized over the estimated useful lives of the respective assets as follows:

On the declining balance method
Computer equipment	30%
Vehicles	30%
On the straight-line method
Store and warehouse equipment	8-10 years
Leasehold improvements	Term of lease
Computer software	5 years

Goodwill

Goodwill is tested for impairment annually or when events or changed circumstances indicate an impairment may have occurred. With the goodwill impairment test, if the carrying value of the Partnership’s reporting unit to which goodwill relates exceeds its estimated fair value, the goodwill related to that reporting unit is tested for impairment. If the carrying value of such goodwill is determined to be in excess of its fair value, an impairment loss is recognized in the amount of the excess of the carrying value over the fair value. The Partnership conducts its annual impairment test as of the date of the balance sheet.

Trade name

The trade name is recorded at cost and is not subject to amortization. It is tested for impairment annually or more frequently if events or circumstances indicate that the asset may be impaired.

Favourable and unfavourable lease rights

Favourable and unfavourable lease rights represent the fair value of lease rights as established on the date of acquisition and are amortized on a straight-line basis over the terms of the related leases.

Covenants not to compete

The covenants not to compete are amortized on a straight-line basis over the terms of the agreements.

Deferred leasing credits

Deferred leasing costs and deferred tenant allowances are recorded on the balance sheet and amortized using the straight-line method over the term of the respective lease.

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 3, 2008 and February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Financing costs

Financing costs are amortized using the effective interest method.

Operating leases

The Partnership recognizes rental expense incurred and inducements received from landlords on a straight-line basis over the term of the lease. Any difference between the calculated expense and the amounts actually paid is reflected as deferred lease inducements in the Partnership’s balance sheet. Contingent rental expense is recognized when the achievement of specified sales targets is considered probable.

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

Revenue recognition

The Partnership recognizes revenue at the time the customer tenders payment for and takes possession of the merchandise. All sales are final.

Cost of sales

The Partnership includes the cost of merchandise inventories, procurement, warehousing and distribution costs, and certain occupancy costs in cost of sales.

General, administrative and store operating expenses

The Partnership includes store and head office salaries and benefits, repairs and maintenance, professional fees, store supplies and other related expenses in general, administrative and store operating expenses.

Pre-opening costs

Costs associated with the opening of new stores are expensed as incurred.

Vendor rebates

The Partnership records vendor rebates, consisting of volume purchase rebates, when it is probable that they will be received. The rebates are recorded as a reduction of inventory purchases and are reflected as a reduction of cost of sales.

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 3, 2008 and February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Advertising costs

The Partnership expenses advertising costs as incurred. It did not incur any material advertising costs for the years ended February 3, 2008, February 4, 2007 or January 31, 2006.

Employee future benefits

The Partnership offers a group defined contribution plan to eligible employees whereby it matches an employee’s contributions up to 3% of the employee’s salary. The pension expense for the year ended February 3, 2008 amounted to approximately $891,669 (2007 – $ 751,230; 2006 – $677,081).

Income taxes

The net earnings, if any, for the year constitute income of the individual partners and are subject to income tax in their hands. Income taxes recorded represent large corporations tax and income taxes of subsidiary companies.

Subsidiaries formed as corporations use the liability method of accounting for income taxes. Future tax assets and liabilities are determined based on temporary differences between the carrying amount and the tax bases of assets and liabilities. Future income tax assets and liabilities are measured using the enacted or substantively enacted tax rates, as appropriate, that will be in effect when these differences are expected to reverse. Future income tax assets, if any, are recognized only to the extent that, in the opinion of management, it is more likely than not that the assets will be realized.

Foreign currencies

Monetary assets and liabilities denominated in foreign currencies are translated at year-end exchange rates while non-monetary assets and liabilities are translated at historic rates. Revenues and expenses are translated at prevailing market rates in the recognition period. The resulting exchange gains or losses are recorded in the consolidated statement of earnings.

	Dollarama Group Holdings L.P.			Dollarama Group L.P.
	For the year ended February 3, 2008 $	For the year ended February 4, 2007 $	For the year ended January 31, 2006 $	For the year ended February 3, 2008 $	For the year ended February 4, 2007 $	For the year ended January 31, 2006 $
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	(34,411)	4,275	1,508	2,183	(1,972)	1,508
Foreign exchange loss (gain) included in cost of sales	9,524	(7,444)	(127)	9,524	(7,444)	(127)

Aggregate foreign exchange loss (gain) included in net earnings	(24,887)	(3,169)	1,381	11,707	(9,416)	1,381

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 3, 2008 and February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Fair market value of financial instruments

The Partnership estimates the fair market value of its financial instruments based on current interest rates, market value and current pricing of financial instruments with similar terms. Unless otherwise disclosed herein, the carrying value of these financial instruments, especially those with current maturities such as cash and cash equivalents, accounts receivable, deposits, accounts payable and accrued expenses, approximates their fair market value.

Derivative financial instruments

The Partnership uses derivative financial instruments in the management of its foreign currency and interest rate exposures.

When hedge accounting is used, the Partnership documents relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking derivatives to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Partnership also assesses whether the derivatives that are used in hedging transactions are effective in offsetting changes in cash flows of hedged items.

Foreign exchange forward contracts

The Partnership has significant cash flows and long-term debt denominated in U.S. dollars. It uses foreign exchange forward contracts and foreign currency swap agreements to mitigate risks from fluctuations in exchange rates. All forward contracts and swap agreements are used for risk management purposes and are designated as hedges of specific anticipated purchases.

Swaps

The Partnership’s interest rate risk is primarily in relation to its fixed-rate and floating-rate borrowings. The Partnership has entered into swap agreements to mitigate this risk.

Others

In the event a derivative financial instrument designated as a hedge is terminated or ceases to be effective prior to maturity, related realized and unrealized gains or losses are deferred under current assets or liabilities and recognized in earnings in the period in which the underlying original hedged transaction is recognized. In the event a designated hedged item is sold, extinguished or matures prior to the termination of the related derivative financial instrument, any realized or unrealized gain or loss on such derivative financial instrument is recognized in earnings.

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

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 3, 2008 and February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Stock-based compensation

The Partnership recognizes a compensation expense for options granted based on the fair value of the options at the grant date. The options granted by the Partnership vest in tranches (graded vesting) and accordingly, the expense is recognized using the accelerated expense attribution method over the vesting period. When the vesting of an award is contingent upon the attainment of performance conditions, the Partnership recognizes the expense based on management’s best estimate of the outcome of the conditions and consequently the number of options that are expected to vest. When awards are forfeited because service or performance conditions are not met, any expense previously recorded is reversed in the period of forfeiture.

3	Business acquisitions

On November 18, 2004, the Partnership acquired substantially all of the operating assets and assumed substantially all of the liabilities of S. Rossy Inc. and Dollar A.M.A. Inc. The aggregate purchase price was approximately $1,032,494,000, of which $939,140,000 was paid in cash, $80,972,000 in partnership units and $12,382,000 in loans from S. Rossy Inc. These loans were repaid in the year ended January 31, 2006.

4	Property and equipment

	2008
	Cost $	Accumulated amortization $	Net $
Store and warehouse equipment	82,792	20,540	62,252
Computer software	11,532	2,676	8,856
Computer equipment	1,555	577	978
Vehicles	2,109	683	1,426
Leasehold improvements	52,730	14,306	38,424

	150,718	38,782	111,936

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 3, 2008 and February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

	2007
	Cost $	Accumulated amortization $	Net $
Store and warehouse equipment	61,700	11,456	50,244
Computer software	5,807	407	5,400
Computer equipment	881	336	545
Vehicles	1,862	562	1,300
Leasehold improvements	35,729	8,553	27,176

	105,979	21,314	84,665

5	Other intangible assets

	2008
	Cost $	Accumulated amortization $	Net $
Trade name	108,200	—	108,200
Favourable lease rights	20,862	13,632	7,230
Covenants not to compete	400	183	217
Deferred leasing costs	1,818	318	1,500

	131,280	14,133	117,147

	2007
	Cost $	Accumulated amortization $	Net $
Trade name	108,200	—	108,200
Favourable lease rights	20,862	10,168	10,694
Covenants not to compete	400	126	274
Deferred leasing costs	1,368	157	1,211

	130,830	10,451	120,379

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 3, 2008 and February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

The weighted average amortization periods (expressed in number of months) are as follows:

Favourable lease rights	72
Covenants not to compete	84
Deferred leasing costs	136

Amortization of intangible assets for the next five years is approximately as follows:

$
2009	2,454
2010	1,923
2011	1,538
2012	1,256
2013	770

6	Accrued expenses and other

	Dollarama Group Holdings L.P.		Dollarama Group L.P.
	2008 $	2007 $	2008 $	2007 $
Compensation and benefits	11,625	10,944	11,625	10,944
Interest	11,508	13,343	8,530	10,132
Other	19,929	11,650	19,929	11,650

	43,062	35,937	40,084	32,726

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 3, 2008 and February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

7	Long-term debt

Long-term debt outstanding consists of the following:

Dollarama Group L.P.

	Note		2008 $	2007 $
Senior subordinated notes (US$200,000,000), maturing in August 2012, bearing interest at 8 7/8%, payable semi-annually	(a	)	198,800	237,100
Term bank loan (2008 – US$239,194,191; 2007 – US$241,628,318), maturing in November 2011, repayable in quarterly capital installments of US$608,637. Advances under the term bank loan bear interest at rates ranging from 0.75% to 1.0% above the bank’s prime rate. However, borrowings under the term bank loan by way of LIBOR loans bear interest at rates ranging from 1.75% to 2.0% per annum above the bank’s LIBOR	(b	)	237,759	286,450
Term bank loan, maturing in May 2010, repayable in quarterly capital installments varying from $1,500,000 to $7,500,000. Advances under the term bank loan bear interest at rates varying from 0.75% to 1.25% per annum above the bank’s prime rate. However, borrowings under the term bank loan by way of bankers’ acceptances bear interest at rates varying from 1.75% to 2.25% per annum above the bankers’ acceptance rate	(b	)	77,390	88,000

			513,949	611,550
Less: Current portion			25,734	13,496

			488,215	598,054
Less: Financing costs			13,662	19,988

			474,553	578,066

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 3, 2008 and February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Dollarama Group Holdings L.P.

	Note		2008 $	2007 $
Balance as per Dollarama Group L.P.			513,949	611,550
Senior subordinated deferred interest notes (2008 - US$185,000,000; 2007 - US$200,000,000), maturing in August 2012, interest accrues semi-annually in arrears commencing in June 2007 at a rate per annum equal to 6-month LIBOR plus 5.75%, increasing to 6.25% in December 2008 and 6.75% in December 2009	(c	)	183,890	237,100

			697,839	848,650
Less: Current portion			25,734	13,496

			672,105	835,154
Less: Financing costs and discount			19,099	28,233

			653,006	806,921

a)	Senior subordinated notes (the “Notes”)

The Notes are senior subordinated unsecured obligations of Group L.P. and Dollarama Corporation (the “Co-issuers”) and will be subordinated in right of payment to all existing and future indebtedness of the Co-issuers. In addition, all the existing and future subsidiaries (other than Dollarama Corporation, co-issuer) guarantee the Notes on a senior subordinated unsecured basis.

Commencing on August 15, 2009, the Co-issuers may redeem some or all of the Notes at the following redemption prices plus accrued and unpaid interest:

Redemption price %
Years commencing August 15, 2009	104.438
2010	102.219
2011 and thereafter	100.000

At any time prior to August 15, 2009, the Co-issuers may redeem some or all of the Notes at a redemption price equal to the greater of:

i)	100% of the principal amount of the Notes to be redeemed; and

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 3, 2008 and February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

ii)	the sum of the present value of the redemption price of the Notes on August 15, 2009 and the remaining scheduled payments of interest from the redemption date through August 15, 2009 excluding accrued and unpaid interest, discounted at the redemption date, at the Treasury rate plus 50 basis points. The Treasury rate refers to a United States Treasury security having a maturity closest to the period from the redemption date to 2009 that would be used in pricing new issues of corporate debt securities.

At any time prior to August 15, 2008, the Co-issuers may redeem up to a maximum of 35% of the aggregate principal amount of the Notes with the proceeds of one or more equity offerings at a price equal to 108.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, provided at least 65% of the aggregate principal amount of the Notes remains outstanding.

The Notes have been converted into Canadian dollars at foreign exchange rates prevailing at the balance sheet date and the foreign exchange gain of $38,300,000 (2007 – loss of $9,300,000; 2006 – gain of $13,000,000) has been included in the consolidated statement of earnings in “Foreign exchange loss (gain) on derivative financial instruments and long-term debt”.

b)	Senior secured credit facility

Group L.P. has a senior secured credit facility amounting to $75,000,000 and consisting of revolving credit loans, banker’s acceptances, swing line loans and a letter of credit facility. The senior secured credit facility also includes term bank loans. Borrowings under swing line loans are limited to $10,000,000 and the letter of credit facility is limited to $25,000,000. As of February 3, 2008, there were no borrowings under this facility with the exception of term bank loans (amounting to $315,149,000 as of February 3, 2008 and $374,450,000 as of February 4, 2007) and letters of credit issued for the purchase of inventories amounting to US$971,000 (2007 – US$1,915,000). The term bank loans require payment of 100% of net cash proceeds on certain sales of assets, 100% of net cash proceeds on issuance of certain new indebtedness, 50% of net proceeds of a public offering or private placement, and 50% of excess cash flow (as defined in the credit agreement).

The term bank loan of US$239,194,191 (2007 – US$241,628,318) has been converted into Canadian dollars at foreign exchange rates prevailing at the balance sheet date and the foreign exchange gain of $45,694,000 (2007 – loss of $11,351,000; 2006 – gain of $22,523,000) has been included in the consolidated statement of earnings in “Foreign exchange loss (gain) on derivative financial instruments and long-term debt”.

The credit facilities are subject to customary terms and conditions for loans of this nature, including limits on incurring additional indebtedness and granting liens or selling assets without the consent of the lenders. The credit facilities are also subject to the maintenance of a maximum lease adjustment leverage ratio test and a minimum interest coverage ratio test. The credit facilities may, in certain circumstances, restrict the Group L.P.’s ability to pay distributions, including limiting distributions, unless sufficient funds are available for the repayments of indebtedness and the payment of interest expenses and taxes.

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 3, 2008 and February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

The failure to comply with the terms of the credit facilities would entitle the lenders to accelerate all amounts outstanding under the credit facilities and upon such acceleration, the lenders would be entitled to begin enforcement procedures against the assets of Group L.P., including accounts receivable, inventory and equipment. The lender would then be repaid from the proceeds of such enforcement proceedings, using all available assets. Only after such repayment, and the payment of any other secured and unsecured creditors, would the holders of units receive any proceeds from the liquidation of the assets of Group L.P. Group L.P. was in compliance with these covenants as of February 3, 2008.

c)	Senior subordinated deferred interest notes (the “Deferred Interest Notes”).

The Deferred Interest Notes were issued at 99% of face value and are senior unsecured obligations of Group Holdings L.P. and are structurally subordinated to any creditors and preferred stockholders. On each interest payment date Group Holdings L.P. may elect to pay interest in cash or let the interest accrue with the principal. Group Holdings L.P. may redeem some or all of the Deferred Interest Notes at the following redemption prices plus accrued and unpaid interest:

Redemption price %
Years commencing December 15, 2008	102.00
December 15, 2009	101.00
December 15, 2010 and thereafter	100.00

Following a change in control, Group Holdings L.P. will be required to offer to purchase all Deferred Interest Notes at a price of 101% of their principal amount plus any unpaid interest to the date of the purchase.

The Deferred Interest Notes are subject to customary covenants restricting Group Holdings L.P.’s ability to, among other things, incur additional debt, pay dividends and make other restricted payments except in certain circumstances when no default or event of default has occurred or is occurring under the indenture, create liens, consolidate, merge or enter into business combinations, or sell assets.

The Deferred Interest Notes have been translated into Canadian dollars at foreign exchange rates prevailing at the balance sheet date and the foreign exchange gain of $36,351,000 (2007 – loss of $6,247,000) has been included in the consolidated statement of earnings in “Foreign exchange loss (gain) on derivative financial instruments and long-term debt.”

d)	As security for the long-term debt, the Partnership has pledged substantially all of its assets.

e)	As of February 3, 2008 and February 4, 2007, there was no significant difference between the fair value and the carrying value of the long-term debt.

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 3, 2008 and February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

f)	Principal repayments on long-term debt due in each of the next five years are approximately as follows:

	Dollarama Group Holdings L.P. $	Dollarama Group L.P. $
2009	26,420	26,420
2010	17,420	17,420
2011	40,810	40,810
2012	230,499	230,499
2013	382,690	198,800

g)	As described in note 7(a), (b) and (c), certain restrictions exist regarding the transfer of funds in the form of loans, advances, or cash dividends (defined as “Restricted Payments”) to and from Group Holdings L.P. Virtually all operations of Group Holdings L.P. are conducted through its subsidiary, Group L.P. and consequently, its capacity to make Restricted Payments depends on the capacity of Group L.P. to make Restricted Payments. As of February 3, 2008, the net assets of Group L.P. amounted to $513.2 million of which $422.7 million was restricted from payments. Subject to limitations imposed by the Indenture governing the Deferred Interest Notes, as of February 3, 2008, Group Holdings L.P. net assets amounted to $331.2 million, of which $281.2 million was restricted from payments.

8	Other liabilities

	2008 $	2007 $
Unfavourable lease rights, (including accumulated amortization of $10,874,000; 2007 – $7,648,000)	9,191	12,417
Deferred lease inducements	8,488	6,176
Deferred tenant allowances (including accumulated amortization of $1,811,000; 2007 – $787,000)	9,602	6,820

	27,281	25,413

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 3, 2008 and February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

9	Commitments, contingencies and guarantee

At February 3, 2008, there were contractual obligations for operating leases amounting to approximately $472,259,000. The leases extend over various periods up to the year 2024.

The basic annual rent, exclusive of contingent rentals, for the next five years and thereafter is as follows:

$
2009	62,493
2010	58,807
2011	56,235
2012	52,501
2013	47,598
Thereafter	194,625

The rent and contingent rent expense of operating leases for store, warehouse, distribution centre and corporate headquarters included in the consolidated statement of earnings are as follows:

	2008 $	2007 $	2006 $
Basic rent	57,696	49,216	40,110
Contingent rent	1,069	1,485	1,036

	58,765	50,701	41,146

A legal proceeding has been instituted against the Partnership for alleged copyright infringement pertaining to the sale of certain products. The Partnership has denied this claim and believes it is without merit. It is not possible at this time to determine the outcome of this matter and accordingly, no provision has been made in the accounts for this claim.

Of the two other actions against the Partnership for alleged personal injuries sustained by customers in our stores, the case Pellegrino v. Dollar A.M.A. Inc. (operating as Dollarama) filed on June 17, 2004 in the Ontario Superior Court of Justice was settled as of April 2, 2008 with the settlement being covered by the insurance company. In the second case (Giuseppa Calvo v. S. Rossy Inc.) filed on May 8, 2006 in the Ontario Superior Court of Justice, the plaintiffs are alleging damages of $1.0 million. The Partnership believes that the potential amount to be paid for this claim would be covered by its insurance policy. It is not possible at this time to determine the outcome of this matter and accordingly, no provision has been made in the account for this claim.

The Partnership believes that these suits are without substantial merit and should not result in judgments which in aggregate would have a material adverse effect on its financial statements.

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 3, 2008 and February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

10	Derivative financial instruments

			Fair value		Qualify for hedge accounting	Nature of hedging relationship
	Note		2008 $	2007 $
Foreign currency and interest rate swap agreements	(b	)	(50,806)	(6,011)	No	—
Foreign exchange forward contracts	(c	)	(4,507)	7,224	Yes	Cash flow hedge
Foreign currency swap agreements	(d	)	(38,926)	(6,398)	Yes	Cash flow hedge

			(94,239)	(5,185)

Derivative financial instruments – current assets			—	7,224
Derivative financial instruments – current liabilities			(94,239)	(12,409)

			(94,239)	(5,185)

	2008
			Impact on balance sheet	Impact on other comprehensive income	Impact on earnings	Impact on cash flows
	Note		Change in fair value in the year on debt and derivatives $	Unrealized gain (loss) on derivative financial instruments net of reclassification adjustments $	Foreign exchange loss (gain) on derivative financial instruments and long-term debt $	Change in fair value of derivatives $	Foreign exchange loss (gain) on long-term debt $
Foreign currency and interest rate swap agreements	10	(b)	44,795	—	44,795	44,795	—
Term B loan	7	(b)	(45,694)	—	(45,694)	—	(45,694)
Foreign exchange forward contracts, net of reclassification	10	(c)	11,731	(11,731)	—	—	—
Impact of three month lag on foreign exchange forward contracts	10	(a)	8,347	(8,347)	—	(8,347)	—
Foreign currency swap agreements	10	(d)	32,528	5,772	38,300	38,300	—
Senior subordinated loans	7	(a)	(38,300)	—	(38,300)	—	(38,300)
Other materialized gains and losses on debt repayments			—	—	3,082	—	1,568

Total for Dollarama Group L.P.				(14,306)	2,183	74,748	(82,426)

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 3, 2008 and February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

	2008
			Impact on balance sheet	Impact on other comprehensive income	Impact on earnings	Impact on cash flows
	Note		Change in fair value in the year on debt and derivatives $	Unrealized gain (loss) on derivative financial instruments net of reclassification adjustments $	Foreign exchange loss (gain) on derivative financial instruments and long-term debt $	Change in fair value of derivatives $	Foreign exchange (gain) on long-term debt $
Total as per Dollarama Group L.P.				(14,306)	2,183	74,748	(82,426)
Senior subordinated deferred
interest notes	7	(c)	(36,351)	—	(36,351)	—	(36,351)
Other materialized gain and debt repayment			—	—	(243)	—	—

Total for Dollarama Group Holdings L.P.				(14,306)	(34,411)	74,748	(118,777)

	2007
			Impact on balance sheet	Impact on other comprehensive income	Impact on earnings	Impact on cash flows
	Note		Change in fair value in the year on debt and derivatives $	Unrealized gain (loss) on derivative financial instruments net of reclassification adjustments $	Foreign exchange loss (gain) on derivative financial instruments and long-term debt $	Change in fair value of derivatives $	Foreign exchange loss (gain) on long-term debt $
Foreign currency and interest rate swap agreements	10	(b)	11,395	—	(11,395)	(11,395)	—
Term B loan	7	(b)	(11,461)	—	11,461	—	11,461
Interest rate cap	10	(c)	(39)	—	39	39	—
Foreign exchange forward contracts, net of reclassification	10	(c)	(10,678)	10,678	—	—	—
Impact of three month lag on foreign exchange forward contracts	10	(c)	(4,122)	4,122	—	4,122	—
Foreign currency swap agreements	10	(d)	7,312	(1,988)	9,300	(9,300)	—
Senior subordinated loans	7	(a)	(9,300)	—	(9,300)	—	9,300
Other materialized gains and losses on debt repayments			—	—	(2,077)	—	(110)

Total for Dollarama Group L.P.				12,812	(1,972)	(16,534)	20,651

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 3, 2008 and February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

	2007
			Impact on balance sheet	Impact on other comprehensive income	Impact on earnings	Impact on cash flows
Financial statements caption	Note		Change in fair value in the year on debt and derivatives $	Unrealized gain (loss) on derivative financial instruments net of reclassification adjustments $	Foreign exchange loss (gain) on derivative financial instruments and long-term debt $	Change in fair value of derivatives $	Foreign exchange loss (gain) on long-term debt $
Total as per Dollarama Group L.P.				12,812	(1,972)	(16,534)	20,651
Senior subordinated deferred interest notes	7	(c)	6,247	—	6,247	—	6,247

Total for Dollarama Group Holdings L.P.				12,812	4,275	(16,534)	26,898

	2006
			Impact on balance sheet	Impact on other comprehensive income	Impact on earnings	Impact on cash flows
Financial statements caption	Note		Change in fair value in the year on debt and derivatives $	Unrealized gain (loss) on derivative financial instruments net of reclassification adjustments $	Foreign exchange loss (gain) on derivative financial instruments and long-term debt $	Change in fair value of derivatives $	Foreign exchange loss (gain) on long-term debt $
Foreign currency and interest rate swap agreements	10	(b)	(25,492)		(25,492)	25,492
Term B loan	7	(b)	22,523		22,523		(22,523)
Interest rate cap	10	(c)	39		39	(39)
Foreign exchange forward contracts, net of reclassification	10	(c)	4,810	(4,810)
Impact of three month lag on foreign exchange forward contracts	10	(a)	1,865	(1,865)		(1,865)
Foreign currency swap agreements	10	(d)	(13,710)	(710)	(13,000)	13,000
Senior subordinated loans	7	(a)	13,000		13,000		(13,000)
Other materialized gains and losses on debt repayments			—	—	4,438	—	—

				(7,385)	1,508	36,588	(35,523)

a)	Changes in fair value

Changes in fair value of the foreign currency and interest rate swap agreements are reported to earnings under “Foreign exchange loss (gain) on derivative financial instruments and long-term debt”. Accordingly, a loss of $44,795,000 (2007 – gain of $11,356,000; 2006 – loss of $25,456,000) was recorded to earnings for the year ended February 3, 2008.

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 3, 2008 and February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

The fair value of the foreign exchange forward contracts is recorded in “Accumulated other comprehensive income (loss)” and is reclassified to earnings under “Cost of sales” when the underlying inventory is sold. In addition to the fair value of the foreign exchange forward contracts representing a loss of $4,507,000 as of February 3, 2008 (2007 – gain of $7,224,000; 2006 – loss of $3,454,000), accumulated other comprehensive income (loss) includes a loss of $6,092,000 (2007 – gain of $2,255,000; 2006 – loss of $1,865,000) on foreign exchange forward contracts settled before February 3, 2008 which will be reported to earnings when the related inventory is sold.

The fair value of the foreign currency swap agreements is recorded in “Accumulated other comprehensive income (loss)”. A portion of the changes in the fair value of foreign currency swap agreements (representing the offsetting impact of the conversion of the Notes from U.S. dollars to Canadian dollars at the balance sheet date as described in note 7(a)) is reclassified from “Accumulated other comprehensive income (loss)” to earnings under “Foreign exchange loss (gain) on derivative financial instruments and long-term debt”. Accordingly, for the year ended February 3, 2008, a loss of $38,300,000 (2007 – gain of $9,300,000; 2006 – loss of $13,000,000) was reclassified from “Accumulated other comprehensive income (loss)” to earnings.

b)	Foreign currency and interest rate swap agreements

The Partnership entered into swap agreements consisting of a combination of a foreign currency swap and an interest rate swap that expire on January 31, 2011 and that were undertaken to address two risks with its U.S. dollar LIBOR-based term bank loans (note 7). The foreign currency swap enables the Partnership to effectively fix its exchange rate on its principal payments on the U.S. dollar debt to 1.1922. The agreements call for the Partnership to pay a fixed amount in Canadian dollars and receive a fixed amount in U.S. dollars, as indicated in the following table:

Date	Interval	Amount paid by Partnership CA$	Amount received from lender US$
November 18, 2004 to August 18, 2008	Quarterly	600	503
January 30, 2009	One time	57,061	47,866
January 29, 2010	One time	85,771	71,943
October 30, 2010	One time	88,163	73,950

In addition, the swap agreements enable the Partnership to convert the interest rate on the debt from U.S. dollar LIBOR to Canadian banker’s acceptance rate and fix the exchange rate on these payments to 1.1922. The agreements provide for the Partnership to pay interest on the stated notional amount at a variable rate of Canadian banker’s acceptance rate plus 2.9% (in Canadian dollars) and to receive interest at LIBOR plus 2.5% (in U.S. dollars) with a fixed U.S./Canadian dollar conversion rate of 1.1922.

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 3, 2008 and February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

The Partnership also entered into a swap agreement with its lenders consisting of a combination of a foreign currency swap and an interest rate swap that expire on January 31, 2011. The swap agreement was undertaken to address two risks associated with the additional US$45,000,000 LIBOR-based term bank loan obtained in August 2005. The foreign currency swap enables the Partnership to effectively fix its exchange rate on its interest and principal payments on this debt at 1.2015. In addition, the swap agreement enables the Partnership to convert the interest rate on the debt from U.S. dollar LIBOR to Canadian banker’s acceptance rate and fix the exchange rate on these payments at 1.2015. The agreement provides for the Partnership to pay interest on the stated notional amount at a variable rate of Canadian banker’s acceptance rate plus 2.519% (in Canadian dollars) and to receive interest at LIBOR plus 2.25% (in U.S. dollars) with a fixed U.S./Canadian dollar conversion rate of 1.2015.

c)	Foreign exchange forward contracts

As at February 3, 2008, the Partnership was party to foreign exchange forward contracts to purchase US$346,800,000 for CA$389,045,000 (2007 – US$122,000,000 for CA$136,981,640; 2006 – US$110,000,000 for CA$128,352,000) maturing between February 2008 and May 2009.

d)	Foreign currency swap agreements

The Partnership entered into two foreign currency swap agreements with its lenders which were undertaken to mitigate foreign exchange risk associated with the capital and interest payments on the US$200,000,000 senior subordinated notes (note 7). The agreements call for the Partnership to exchange fixed amounts as follows:

Date	Interval	Amount paid by Partnership		Amount received from lender
August 12, 2005	One time	US$	200,000	CA$	240,200
August 15, 2008	One time	CA$	84,070	US$	70,000
August 15, 2012	One time	CA$	156,130	US$	130,000
February 15, 2006	One time	CA$	10,171	US$	9,023
August 15, 2006 to August 15, 2008	Semi-annual	CA$	3,340	US$	3,106
August 15, 2006 to August 15, 2012	Semi-annual	CA$	6,534	US$	5,769

e)	Credit risk

The Partnership is exposed to credit risk to the extent of non-payment by counterparties of its financial instruments. The Partnership has credit policies covering both trading and financial exposures. The maximum exposure to credit risk at the balance sheet date is represented by the carrying value of each financial asset, including derivative financial instruments. The Partnership mitigates this credit risk by dealing with counterparties which are major financial institutions that the Partnership anticipates will satisfy their contractual obligations.

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 3, 2008 and February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

11	Partnership units

Group L.P. and Group Holdings L.P.

	Number of units (in thousands)	Value $
General partner	374.0	374.0

Limited partner	454,484.1	454,484.1

For the year ended February 3, 2008, Group L.P. made capital distributions amounting to $41,918,000 (2007 – $5,563,000; 2006 – $59,608,000).

For the year ended February 3, 2008, Group Holdings L.P. made capital distributions amounting to $3,945,000 (2007 – $227,773,000).

12	Stock-based compensation

Dollarama Capital Corporation (“DCC”), a parent company of Group L.P., adopted a management option plan (the “Plan”) whereby managers, directors and employees of the Partnership may be granted stock options to acquire shares of DCC. The number and characteristics of stock options granted are determined by the Board of DCC and the options will have a life not exceeding 10 years. In December 2006, DCC undertook an equity restructuring. As a result, the Board of DCC modified certain terms of the outstanding options in order to preserve the rights and obligations of the option holders (referred to as the “Equalization”). The Equalization did not result in any incremental value awarded to employees. The aggregate number of Class B common shares and Class B preferred shares of DCC that may be issued pursuant to the Plan is 4,241,241 and 12,114,318, respectively.

As a result of the Equalization, each participant received approximately 0.314 option allowing them to purchase an equivalent number of Class B common shares at a price of $1 in exchange for each outstanding option they had to purchase a common share at a price of $1. Furthermore, each participant received approximately 0.449 option allowing them to purchase an equivalent number of Class B preferred shares at a price of $0.70 in exchange for each option they had to purchase a Class B preferred share at a price of $1.

After the Equalization, DCC has the following type of options outstanding:

a)	Options with service requirements (“Service Conditions”)

These options were granted to purchase an equivalent number of Class B common shares and Class B preferred shares of DCC at $1 per Class B common share and $0.70 per Class B preferred share. The options vest at a rate of 20% annually on the anniversary of the grant date.

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 3, 2008 and February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

b)	Options with service and performance requirements (“Performance Conditions”)

These options were granted to purchase an equivalent number of Class B common shares and Class B preferred shares of DCC at $1 per Class B common share and $0.70 per Class B preferred share. The options become eligible to vest annually from the date of grant at a rate of 20% upon occurrence of (i) a change of control, or (ii) an initial public offering, where certain minimum rates of return are achieved.

An option on the Class B common shares must be exercised in combination with 2.86 options on the Class B preferred shares (referred to as a “Combined Option”).

	Number of Class B common share options		Weighted average purchase price	Number of Class B preferred share options		Weighted average purchase price
	Service	Performance		Service	Performance
Outstanding –January 31, 2006	1,954,167	3,908,334		3,906,280	7,812,560
Effect of the Equalization	(1,340,236)	(2,680,472)		(2,153,618)	(4,307,236)

Outstanding – February 4, 2007	613,931	1,227,862	1.00	1,752,662	3,505,324	0.70
Granted	266,491	532,982	8.41	760,800	1,521,600	1.30

Outstanding – February 3, 2008	880,422	1,760,844	3.24	2,513,426	5,026,924	0.88

Exercisable – February 3, 2008	400,660	—		1,143,802	—

The weighted average remaining contractual term of all options outstanding and of exercisable options as of February 3, 2008 and February 4, 2007 was 7.4 years and 7.0 years respectively.

The weighted average fair value of the Combined Option at the grant date (determined using the Monte Carlo simulation model) is as follows:

$
Combined Option with Service Conditions	4.64
Combined Option with Performance Conditions	2.31

The total intrinsic value for the Combined Option fully vested as of February 3, 2008 is $2,384,000 (2007 – $1,991,000; 2006 – nil).

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 3, 2008 and February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

The fair values have been determined based on an independent appraisal using the following weighted average assumptions:

Expected life	5.0 years
Risk-free interest rate	4.92%
Volatility	58.25%
Minority shareholder discount	13.0%
Estimated liquidation event horizon (IPO or change of control)	3.4 years

The expected life was estimated using the average of the vesting period and the contractual life of the options.

The volatility was estimated based on stock prices of comparable companies.

For the expected dividend rate, it was estimated that no dividends will be paid on DCC’s Class B common and Class B preferred shares. However, the fact that the redemption value of DCC’s Class B preferred shares accretes by 2.7% quarterly was considered in determining the fair values.

The Partnership has recognized a stock-based compensation expense of $1,312,000 for the year ended February 3, 2008 (2007 – $537,000; 2006 – $598,000) relating to the options with Service Conditions and no amount for the same periods for options with Performance Conditions.

Had the performance requirements been met (change of control or an initial public offering, where the minimum rates of return were achieved), the Partnership would have recognized an additional expense of approximately $3,602,000 (2007 – $1,555,000; 2006 – $924,000) using the accelerated attribution method over the vesting period. If or when the performance conditions are met, the Partnership will record in that period the cumulative expense that would otherwise have been recognized had the outcome of the performance conditions been known as at the grant date. The total compensation costs related to non-vested awards not yet recognized as of February 3, 2008 amounted to $1,438,000 for options with Service Conditions and $5,607,000 for options with Performance Conditions.

13	Statement of cash flows information

The changes in non-cash working capital components are as follows:

	Dollarama Group Holdings L.P.			Dollarama Group L.P.
	2008 $	2007 $	2006 $	2008 $	2007 $	2006 $
Accounts receivable	2,397	(2,380)	(357)	2,397	(2,380)	(357)
Income taxes recoverable	(463)	(920)	(666)	(450)	(915)	(666)
Deposits and prepaid expenses	(2,921)	(5,296)	(2,023)	(2,921)	(5,296)	(2,023)
Merchandise inventories	(32,483)	(11,970)	(24,966)	(32,483)	(11,970)	(24,966)
Accounts payable	7,720	3,502	(10,394)	7,130	3,502	(10,394)
Accrued expenses and other	7,125	4,325	19,342	7,358	1,114	19,342

	(18,625)	(12,739)	(19,064)	(18,969)	(15,945)	(19,064)

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 3, 2008 and February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Interest paid by Group L.P. for the year ended February 3, 2008 was approximately $42,267,000 (2007 – $47,055,000; 2006 – $39,263,000). Interest paid by Group Holdings L.P. for the year ended February 3, 2008 was approximately $64,622,000 (2007 – $47,055,000; 2006 – $39,263,000).

14	Related party transactions

Included in expenses are management fees of $3,247,000 (2007 – $3,194,000; 2006 – $3,554,000;) charged by an affiliate of Bain Capital Partners VIII, LP, the private equity firm that controls the Partnership’s parent.

Expenses charged by related parties which mainly comprise rent total $8,522,000 for the year ended February 3, 2008 (2007 – $7,550,000; 2006 – $5,473,000).

Included in accounts receivable is $565,000 (2007 – nil; 2006 – nil) receivable from a related party.

Included in accrued expenses and other is $1,500,000 (2007 – $1,500,000; 2006 – $1,798,000) payable to Bain Capital Partners VIII, LP.

These transactions were measured at the exchange amount, which is the amount of the consideration established and agreed to by the related parties.

15	Income taxes

Reconciliation of income tax rates

	Dollarama Group Holdings L.P.			Dollarama Group L.P.
	2008 $	2007 $	2006 $	2008 $	2007 $	2006 $
Earnings before income taxes	89,171	72,220	36,683	77,058	82,036	36,683
Portion of above earnings generated by non-taxable entities	88,441	71,290	35,991	76,328	81,106	35,991

Taxable earnings	730	930	692	730	930	692
Combined statutory tax rate	38%	38%	38%	38%	38%	38%

Income taxes at statutory rate	277	354	263	277	353	263
Add: Net impact of non-deductible expense and large corporations tax	25	11	1,414	3	5	1,414

Provision for current income taxes	302	365	1,677	280	358	1,677

Future income taxes

In computing the taxable income allocated to the partners, the Partnership has claimed capital cost allowance and certain other deductions relating to deferred charges that reduce the income allocation to the partners, thereby deferring to future years income taxes otherwise payable by them.

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Consolidated Financial Statements

February 3, 2008 and February 4, 2007

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

The net difference between the reported amounts of assets and liabilities and the tax bases relating to the activities carried out by the various limited partnerships in the group is estimated at $156,120,000 as of February 3, 2008 (2007 – $111,290,000; 2006 – $71,258,000).

16	Comparative figures

Certain comparative figures have been reclassified to conform with the basis of presentation used in the current year.

17	Reconciliation of accounting principles generally accepted in Canada and the United States

The Partnership has prepared these consolidated financial statements in accordance with Canadian generally accepted accounting principles, which conform in all material respects to those in the United States.

18	Supplemental condensed consolidating financial information

The Notes were issued by the Co-Issuers and are guaranteed by the existing and future subsidiaries of Group L.P. Group L.P. does not have any independent assets or operations and the guarantees provided by the subsidiaries are full and unconditional as well as joint and several. Group L.P. is subject to restrictions on its ability to distribute earnings to Group Holdings L.P.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Responsibility over Financial Reporting

The consolidated financial statements for the years ended February 3, 2008 and February 4, 2007, are the responsibility of the management of Dollarama Group Holdings L.P., and Dollarama Group L.P., and have been reviewed by the Audit Committee and approved by the Board of Directors. They were prepared in accordance with Canadian generally accepted accounting principles and include some amounts, which are based on management’s estimates and judgment. Management is also responsible for all other information included in this Form 10-K and for ensuring that this information is consistent with the Partnership’s consolidated financial statements and business activities.

External auditors have free and independent access to the Audit Committee. The Audit Committee, which meets regularly throughout the year with members of the financial management and the external auditors, reviews the consolidated financial statements and recommends their approval to the Board of Directors.

The financial statements have been audited by PricewaterhouseCoopers LLP.

Changes in Internal Control over Financial Reporting

Management of the Partnership is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the United States Securities Exchange Act of 1934. Internal control over financial reporting is a process designed by, or under the supervision of, the President and Chief Executive Officer (CEO) and the Senior Vice President and Chief Financial Officer (CFO) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Canadian generally accepted accounting principles, including a reconciliation to United States generally accepted accounting principles.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management conducted an assessment of the effectiveness of the Partnership’s internal control over financial reporting, as at February 3, 2008 based on the framework and criteria established in Internal Control–Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management has concluded that the Partnership’s internal control over financial reporting was effective as at February 3, 2008.

This annual report does not include an attestation report of the Partnership’s independent auditors regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

There were no changes in internal control over financial reporting that occurred during the fourth quarter ended February 3, 2008 that have materially affected, or are seasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Holdings and Group L.P. are each controlled by their respective general partner, each of which is in turn controlled by our parent, Dollarama Capital Corporation, and ultimately by affiliates of funds managed by Bain.

Capital Partners, LLC. The executive officers and directors of the general partner of Holdings and Group L.P. are identical and the following table sets forth information regarding these executive officers and directors.

Name	Age	Position(s)
Larry Rossy	65	Chief Executive Officer and Director
Stéphane Gonthier	41	Chief Operating Officier
Robert Coallier	47	Senior Vice President, Chief Financial Officer and Secretary
Neil Rossy	38	Senior Vice President, Merchandising, and Director
Leonard Assaly	54	Senior Vice President, Information Technology
Gregory David	40	Senior Vice President, Business Development, and Director
Geoffrey Robillard	49	Senior Vice President, Import division
Matthew Levin	42	Director
Joshua Bekenstein	49	Director
Todd Cook	37	Director
Nicholas Nomicos	45	Director

Larry Rossy has been with us since 1965 and has been our Chief Executive Officer since 1981. He is also a member of our board of directors. In 1992, Mr. Rossy made the strategic decision to convert to the “dollar store” concept. Since that time, Mr. Rossy’s principal focus has been on the expansion of the Dollarama retail network. In addition to overseeing the organization, Mr. Rossy is directly responsible for new store development and site selection. Mr. Rossy serves as a director of Colart Design Inc. and Confection Courcel Inc.

Stéphane Gonthier has been our Chief Operating Officer since September 2007. From 1998 until 2007, Mr. Gonthier was employed in various positions by Alimentation Couche-Tard Inc., a North American convenience store chain, most recently as its senior vice president in charge of four divisions consisting of approximately 2,600 convenience stores in Canada and the United States.

Robert Coallier has been our Chief Financial Officer since August 2005. From 2000 to June, 2005, Mr. Coallier held various positions at the Molson Coors Brewing Company, including its chief financial officer and its global chief business development officer. Prior to joining Molson, from 1996 to 2000, Mr. Coallier was vice president and chief financial officer of C-Mac Industries, Inc., an electronics manufacturer. Mr. Coallier serves as a director of Industrial Alliance and is also a member of their audit committee

Neil Rossy has been with us since 1992 and is currently our Senior Vice President, Merchandising. He is also a member of our board of directors. Mr. Rossy is responsible for merchandising, overseeing the graphic design staff responsible for creating our house brands, and conducting special projects such as head office/warehouse construction and store fixture design.

Leonard Assaly has been with us since 1973 and is currently our Senior Vice President, Information Technology. Mr. Assaly is responsible for our information technology systems and a variety of internal operations. He oversees and executes the development and implementation of retail software applications and our intranet and extranet.

Gregory David has been our Senior Vice President, Business Development since 2003 and is a member of our board of directors. Mr. David is responsible for strategy and non-retail operations. Prior to joining the Partnership, from 2000 to 2003, Mr. David was a financial and strategic advisor to private and public companies. Previously, he worked at Claridge Inc. from 1998 to 2000 and at McKinsey & Co. from 1996 to 1998.

Geoffrey Robillard has been the Senior Vice President, Import Division since October 2006 and prior to that was President of Aris Import Inc. a wholly-owned subsidiary from November 2004. From 1973 to November 2004, Mr. Robillard was President of 9148-7264 Québec Inc. (formerly known as Aris Import Inc.), which was at that time a major distributor for imports from overseas. Mr. Robillard became an officer of Aris Import Inc. when we acquired the assets of 9148-7264 Québec Inc. as part of the Acquisition. He is responsible for our import division and manages a team that sources product internationally, evaluates supplier’s offers and samples, and works with our buyers to choose merchandise. He handles pricing negotiations and quality control issues with import suppliers. He also coordinates all import delivery logistics, duties, and customs.

Matthew Levin is a member of our board of directors. He is a managing director at Bain Capital Partners, LLC. Prior to joining Bain Capital Partners, LLC in 1992, Mr. Levin was a consultant at Bain & Company, where he consulted in the consumer products and manufacturing industries. He serves as a director of several corporations, including Bombardier Recreational Products, Unisource and Michaels Stores.

Joshua Bekenstein is a member of our board of directors. He is a managing director at Bain Capital Partners, LLC. Prior to joining Bain Capital Partners, LLC in 1984, Mr. Bekenstein spent several years at Bain & Company, where he was involved with companies in a variety of industries. Mr. Bekenstein serves as a director of several corporations, including Bombardier Recreational Products Inc., Shoppers Drug Mart, Waters Corporation, Bright Horizons Family Solutions and Michaels Stores.

Todd Cook is a member of our board of directors. He has been a principal of Bain Capital Partners, LLC since 1996. Prior to joining Bain Capital Partners, LLC, Mr. Cook was a consultant at Bain & Company. He also serves as director of Michaels Stores and Dunkin’ Brands.

Nicholas Nomicos is a member of our board of directors. Mr. Nomicos is an operating partner at Bain Capital Partners, LLC. Prior to joining Bain Capital in 1999, Mr. Nomicos held several senior corporate and division management positions at Oak Industries Inc. Previously, Mr. Nomicos was a manager at Bain & Company. He serves as a director of several corporations, including Bombardier Recreational Products.

Some of the directors and officers are related to each other. Specifically, Larry Rossy is Neil Rossy’s father, and a cousin of Leonard Assaly.

We have a standing Audit Committee. Our board of directors has not identified any member of our audit committee as a financial expert within the meaning of the rules of the Securities Act of 1933, because it is not necessary considering our ownership.

The Board of Directors has not adopted a code of business ethics.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

Our Board of Directors makes decisions and recommendations regarding salaries, annual bonuses and equity incentive compensation for our executive officers. It is also responsible for reviewing and approving corporate goals and objectives relevant to the compensation of the chief executive officer and our other executive officers, as well as evaluating their performance in light of those goals and objectives. Based on this evaluation, our Board of Directors determines and approves the chief executive officer’s and other executive officers’ compensation. Our Board of Directors solicits input from our chief executive officer regarding the performance of the Partnership’s other executive officers. Finally, the Board of Directors also administers our incentive compensation and benefit plans.

The chief executive officer reviews our compensation plan. Based on his analysis, the chief executive officer recommends a level of compensation to the Board of Directors which he views as appropriate to attract, retain and motivate executive talent. Our Board of Directors determines and approves the chief executive officer’s, other executive officers’ and other officers’ compensation.

Our Compensation Objective

Our compensation practices are designed to retain, motivate and reward our executive officers for their performance and contributions to our long-term success. Our Board of Directors seeks to compensate our executive officers by combining short and long-term cash and equity incentives. It also seeks to reward the achievement of corporate and individual performance objectives, and to align executives’ incentives with stockholder value creation.

Our Board of Directors seeks to tie individual goals to the area of the executive officer’s primary responsibility. These goals may include the achievement of specific financial or business development goals. The Board of Directors seeks to set company performance goals that reach across all business areas and include achievements in finance/business development and corporate development.

Although we have no formal policy for a specific allocation between current and long-term compensation, or cash and non-cash compensation, we have established a pay mix for named executive officers with a relatively equal balance of both, providing a competitive set salary with a significant portion of compensation awarded on both company and personal performance.

Compensation Components

Our compensation consists primarily of three elements: base salary, annual bonus and long-term equity incentives. We describe each element of compensation in more detail below.

Base Salary

Base salaries for our executives are established based on the scope of their responsibilities and their prior relevant experience, taking into account competitive market compensation paid by other companies in our industry for similar positions and the overall market demand for such executives at the time of hire. An executive’s base salary is also determined by reviewing the executive’s other compensation to ensure that the executive’s total compensation is in line with our overall compensation philosophy.

Base salaries are reviewed annually and increased for merit reasons, based on the executives’ success in meeting or exceeding individual performance objectives. Additionally, we adjust base salaries as warranted throughout the year for promotions or other changes in the scope or breadth of an executive’s role or responsibilities.

Annual Bonus

Our compensation program includes eligibility for an annual incentive cash bonus. The Board of Directors assesses the level of the executive officer’s achievement of meeting individual goals, as well as that executive officer’s contribution towards our long-term, company-wide goals. The amount of the cash bonus depends on the level of achievement of the stated corporate, department, and individual performance goals, with a target bonus generally set as a percentage of base salary.

For the fiscal year ended February 3, 2008, our Board of Directors will determine the amount of bonus awarded to each of our named executive officers based on its subjective assessment of each executive officer’s individual performance and contributions during the year and the extent and degree to which each named executive officer contributed to our overall performance. In assessing individual performance, the Board of Directors considered the impact of each individual on: (i) sales, (ii) cost of products and (iii) profitability. In addition, the Board of Directors reviewed the special projects each individual participated in during the fiscal year and the degree of achievement of such projects. Mr. Larry Rossy’s employment agreement provides that as Chief Executive Officer, he is entitled to a target bonus of up to 200% of his base salary. Pursuant to their employment agreements, the other named executives are entitled to target bonuses of between 50% and 100% of base salary. The amounts of target bonuses included in the employment agreements with our named executive officers were set to reflect the amount of managerial responsibility of each such executive. Based on the Board’s assessment, for the fiscal year ended February 3, 2008, Mr. Larry Rossy was eligible to receive a target bonus of 200.00% of his base salary. The other named executives were eligible to receive a target bonus varying from 50% to 100% of their respective base salaries.

Long-Term Equity Incentives

We believe that equity-based awards allow us to reward executive officers for their sustained contributions to the Partnership. We also believe that equity awards reward continued employment by an executive officer, with an associated benefit to us of employee continuity and retention. The Board of Directors believes that incentive stock options provide management with a strong link to long-term corporate performance and the creation of stockholder value. Our management option plan allows us the opportunity to grant options to purchase shares of certain classes of common and preferred equity securities of our parent. The Board of Directors does not award options according to a prescribed formula or target. Instead, we take into account the individual’s position, scope of responsibility, ability to affect profits and the individual’s historic and recent performance and the value of the awards in relation to other elements of the individual executive’s total compensation.

Termination Based Compensation

Severance and acceleration of vesting of equity-based awards. For payments due to our executive officers upon a change in control, and the acceleration of vesting of equity-based awards in the event of a change of control under our option plan, please see “Employment Arrangements and Agreements” below.

Compensation of Named Executive Officers

Summary Compensation Table for Fiscal Year 2008

The following table provides information concerning the compensation of our chief executive officer, chief operating officer, chief financial officer and the three other most highly compensated executive officers of the Partnership during fiscal years 2008 and 2007. We refer to such officers throughout this report as our named executive officers.

Name and Principal Position	Year	Salary ($)	Option Awards(1) ($)	Non-equity Incentive Plan Compensation (4) ($)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)
Larry Rossy, Chief Executive Officer and Director	2008	$300,000	$—	$—	$11,107	(2)	$311,107
	2007	$300,000	$—	$720,000	$13,908	(2)	$1,033,908
Stéphane Gonthier, Chief Operating Officer(3)	2008	$135,000	$247,776	$—	$1,000	(2)	$383,776
	2007	$—	$—	$—	$—		$—
Robert Coallier, Senior Vice President, Chief Financial Officer and Secretary	2008	$375,000	$117,660		$9,072	(2)	$501,732
	2007	$375,000	$203,764	$262,500	$7,800	(2)	$849,064
Geoffrey Robillard, President, Senior Vice President Import Division	2008	$2,000,000	$127,484		$3,500	(2)	$2,130,984
	2007	$2,000,000	$210,531	$1,200,000	$3,500	(2)	$3,414,031
Neil Rossy, Senior Vice President, Merchandising	2008	$250,000	$63,742		$10,768	(2)	$324,510
	2007	$250,000	$105,266	$300,000	$7,851	(2)	$663,117
Alan Rossy, Senior Vice President, Operations	2008	$125,000	$—	$—	$2,333	(2)	$127,333
	2007	$250,000	$—	$250,000	$4,666	(2)	$504,661
Leonard Assaly, Senior Vice President, Information Technology	2008	$250,000	$—		$5,903	(2)	$255,903
	2007	$250,000	$—	$300,000	$8,738	(2)	$558,738

(1)	All stock option awards in 2007 and 2008 were granted under the Partnership’s Equity Incentive Plan. The amounts shown here represent compensation expense incurred by us in 2007 and 2008 in connection with those options, calculated in accordance with SFAS 123(R). For information on the valuation assumptions with respect to these awards, refer to note 12 of the Partnership’s financial statements for the year ended February 3, 2008, as filed with the SEC.

(2)	All other compensation is composed of season tickets and/or gas, car insurance and/or pension plan contributions of $3,000.

(3)	Mr. Gonthier joined on September 2, 2007; therefore, his compensation has been pro-rated.

(4)	Bonus amounts to be awarded for fiscal year 2008 to our named executive officers under the Company’s non-equity incentive plan have not been calculated as of the date of this Form 10-K. The Company expects to determine the bonus amounts by mid-May.

Grant of Plan-Based Award During Fiscal Year-End 2008

The following table shows target non-equity incentive plan awards for the last completed fiscal year to each of the executive officers named in the Summary Compensation Table and shows the grant of stock options to Stéphane Gonthier, one of the named executives. There were no other options granted to other named executives.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards	All Other Option Awards: Number of Securities Underlying Options: (#) (d)		Exercise or Base Price of Option Awards ($/SH) (e)		Grant Date Fair Value of Option Awards ($) (f)
Name (a)	Grant Date (b)	Target ($) (c)	Common Shares	Preferred Shares	Common Shares	Preferred Shares
Larry Rossy		600,000
Stéphane Gonthier(1)	Sept. 2, 2007	135,000	424,122	1,210,920	8.41	1.34	2,662,072
Robert Coallier		375,000
Geoffrey Robillard		1,000,000
Neil Rossy		250,000
Leonard Assaly		250,000

(1)	Bonus plan award target for 2008 has been pro-rated.

In addition, at the date of his employment, Stéphane Gonthier acquired 163,403 class B common shares at a price of $8.41 per share and 466,538 class B preferred shares at a price of $1.34 per share for a total consideration of $2,000,000.00.

Outstanding Equity Awards at Fiscal Year-End 2008

The following table shows grants of stock options outstanding on February 3, 2008, the last day of our fiscal year, to each of the executive officers named in the Summary Compensation Table. Our Board of Directors has not formalized any procedures regarding grants of stock options.

Outstanding Equity Awards at February 3, 2008 Fiscal Year-End

Option Awards

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d) (3)	Option Exercise Price ($) (e)(4)	Option Expiration Date (f)
Larry Rossy	—		—		—	—	—
Stéphane Gonthier	—		141,374	(1)	—	$8.41	9/02/2017
	—		403,640	(2)	—	$1.34	9/02/2017
					282,748	$8.41	9/02/2017
					714,372	$1.34	9/02/2017
Robert Coallier	70,687	(1)	106,031		—	$1.00	8/15/2015
	201,799	(2)	302,699		—	$0.70	8/15/2015
	—		—		353,436	$1.00	8/15/2015
	—		—		1,008,996	$0.70	8/15/2015
Geoffrey Robillard	169,649	(1)	113,100		—	$1.00	11/18/2014
	484,318	(2)	322,878			$0.70	11/18/2014
	—		—		565,498	$1.00	11/18/2014
	—		—		1,614,392	$0.70	11/18/2014
Neil Rossy	84,824	(1)	56,550		—	$1.00	11/18/2014
	242,159	(2)	161,439		—	$0.70	11/18/2014
	—		—		282,748	$1.00	11/18/2014
	—		—		807,196	$0.70	11/18/2014
Leonard Assaly	—		—		—

(1)	Class B common options with time-based vesting, which were exercisable as of the 2008 fiscal year-end. The vesting dates for Geoffrey Robillard and Neil Rossy are 11/18/2005, 11/18/2006, 11/18/2007, 11/18/2008, and 11/18/2009. The vesting dates for Robert Coallier are 8/15/2006, 8/15/2007, 8/15/2008, 8/15/2009, and 8/15/2010. The vesting dates for Stéphane Gonthier are 9/02/2008, 9/02/2009, 9/02/2010, 9/02/2011, and 9/02/2012.

(2)	Class B preferred options with time-based vesting, which were exercisable as of the 2008 fiscal year-end. The vesting dates for Geoffrey Robillard and Neil Rossy are 11/18/2005, 11/18/2006, 11/18/2007, 11/18/2008, and 11/18/2009. The vesting dates for Robert Coallier are 8/15/2006, 8/15/2007, 8/15/2008, 8/15/2009, and 8/15/2010. The vesting dates for Stéphane Gonthier are 9/02/2008, 9/02/2009, 9/02/2010, 9/02/2011, and 9/02/2012.

(3)	Includes both Class B common and Class B preferred options with performance-based vesting, which vest in equal installments over a five year period, and which become exercisable only upon the satisfaction of certain performance criteria and the occurrence of a change of control transaction or an initial public offering. The vesting dates for Geoffrey Robillard and Neil Rossy are 11/18/2005, 11/18/2006, 11/18/2007, 11/18/2008, and 11/18/2009. The vesting dates for Robert Coallier are 8/15/2006, 8/15/2007, 8/15/2008, 8/15/2009, and 8/15/2010. The vesting dates for Stéphane Gonthier are 9/02/2008, 9/02/2009, 9/02/2010, 9/02/2011, and 9/02/2012.

(4)	The exercise price was equal to the fair market value at the time of the grant.

Option Plan

Our parent has adopted a management option plan for our employees, managers and directors. The purpose of the option plan is to advance the interests of our parent and its subsidiaries by enhancing their ability to attract and retain employees, managers and directors, to reward such individuals for their contributions and to encourage such individuals to take into account the long-term interests of the group through their participation in our parent’s share capital by receiving certain classes of common and preferred equity securities of our parent. The option plan is administered by the board of directors of our parent and such board has the sole and complete authority to, among other things, determine the individuals to whom options may be granted, and grant options in such amounts and, subject to the provisions of the option plan, on such terms and conditions as it determines.

The options granted under the option plan are granted in three tranches. The tranche A options vest in equal installments over five years. The tranche B and tranche C options become eligible to vest in equal installments over five years and, provided certain financial thresholds are met, become exercisable upon the occurrence of a change of control transaction or an initial public offering. The tranche B and tranche C options not eligible to vest upon the occurrence of a change of control transaction or an initial public offering shall thereafter automatically vest and become exercisable as they become eligible to vest in equal installments over the five-year period.

Once granted, the right to exercise options will expire on the earliest to occur of the following: (a) ten years from the date of grant, (b) 365 days from the date of the optionee’s death, (c) 90 days from the date of the optionee’s disability or retirement, and (d) 30 days from the termination of the optionee’s employment or term in office without cause.

Unless otherwise agreed to with such optionee, when an optionee’s employment or term in office terminates by reason of termination for cause or voluntarily resignation by the optionee, then any options held by such optionee, whether or not exercisable as at the date of termination, immediately expire and are cancelled on such date or at a time as may be determined by the board of directors of our parent, in its sole discretion.

Options Exercised and Stock Vested for Fiscal Year 2008

In fiscal year 2008, none of our named executive officers exercised any options.

Employment Arrangements and Agreements

Agreements with Named Executive Officers

As of July 27, 2007, Alan Rossy has resigned as Senior Vice President, Store Operations. Group L.P. and Mr. A. Rossy have mutually agreed that Mr. A. Rossy is resigning from Dollarama for a justifiable reason, namely his health condition, which prevents him from performing his duties in the normal course of business Mr. A. Rossy agreed to fully release and discharge of Group L.P., and Group L.P. has agreed to fully release and discharge Mr. A. Rossy. Mr. A. Rossy acknowledged that due to his resignation for a justifiable reason, he was not entitled to any payment under the terms and conditions of his employment agreement.

Each of the chief executive officers and five most highly compensated executive officers of Dollarama L.P. have entered into executive employment agreements with Dollarama L.P., our wholly-owned subsidiary. Except for Mr. Coallier, each of the executive employment agreements is for a term of five years from the date of the agreement (October 4, 2004, in the case of Messrs. Larry Rossy, Neil Rossy and Leonard Assaly, and November 18, 2004, in the case of Mr. Geoffrey Robillard). The executive employment agreement for Mr. Coallier, dated August 15, 2005, is for an indefinite term. Mr. Gonthier’s executive employment agreement is for a term of five years from September 2, 2007.

Under each of the foregoing employment agreements, each of the executive officers has agreed to certain covenants regarding non-competition, non-solicitation of employees, and non-solicitation of suppliers. Such covenants extend for three years in the case of Mr. Robillard and for 24 months, in the case of such other executive officers, after termination of employment with Dollarama L.P. for any reason. Each officer has also agreed to a loyalty covenant during such officer’s employment with Dollarama L.P.

Payments Upon Termination Events and a Change of Control

If Dollarama L.P. terminates the employment of any of these executive officers (other than Mr. Robillard), other than for cause or if such officer resigns on the grounds of constructive termination, Dollarama L.P. will pay to such officer an amount equal to (i) such officer’s base salary earned but not paid through the date of termination, (ii) any unreimbursed business expenses, (iii) any unpaid bonus compensation already awarded on the date of termination, (iv) the portion of such officer’s annual bonus earned for the fiscal year in which the termination occurs, and (v) conditional on such officer’s fulfillment of the remainder of such officer’s contractual obligations, 24 months of such officer’s base salary, unless Dollarama L.P. has given such officer 24 months written notice of such termination.

If Mr. Robillard is terminated other than for cause or he resigns on the grounds of constructive termination, Dollarama L.P. will pay to him an amount equal to (i) his base salary earned but not paid through the date of termination, (ii) any unreimbursed business expenses, (iii) any unpaid bonus compensation already awarded on the date of termination, (iv) the portion of his annual bonus earned for the fiscal year in which he is terminated, and (v) conditional on his fulfillment of the remainder of his contractual obligations, including the covenants mentioned in the preceding paragraph, (A) $1.0 million as an indemnity of notice of termination and (B) $2.0 million in consideration of the non-competition covenant in the executive employment agreement, in each case over a period of three years in equal quarterly installments.

In addition to his executive employment agreement, on August 15, 2005, Robert Coallier and our parent, Dollarama Capital Corporation, executed an agreement which provides that, if, as of the date of the termination of Mr. Coallier’s employment (for reasons other than cause or voluntary resignation), an initial underwritten public offering of common shares of our parent has occurred and its current securityholders do not in the aggregate own securities representing more than 50% of its voting or economic power, and representatives of our parent’s current securityholders do not represent the majority of the directors on its board of directors, then certain of the options granted to Mr. Coallier shall vest and become exercisable immediately.

Name	Payments Due in Connection with a Termination of Employment without Cause or for Constructive Termination(1)	Payments Due in Connection with a Change of Control Without Termination of Employment (2)	Payments Due in Connection with a Change of Control Without Termination of Employment (3)	Payments Due in Connection with a Change of Control With Termination of Employment(1)(3)(4)
Larry Rossy	$1,200,000	—	—	—
Stéphane Gonthier	$750,000	—	—	—
Robert Coallier	$1,777,942	$1,305,884	$1,958,826	$6,022,077
Geoffrey Robillard	$5,567,063	$3,134,125	$4,701,188	—
Neil Rossy	$1,533,528	$1,567,055	$2,350,583	—
Leonard Assaly	$750,000	—	—	—

(1)	Assumes the bonus amount is the named executive officers’ target bonus amount.

(2)	Assumes the first threshold of internal rate of return on the performance contingent equity is met.

(3)	Assumes the maximum internal rate of return on the performance contingent equity is met.

(4)	Assumes that an initial underwritten public offering of common shares of our parent has occurred and its current securityholders do not in the aggregate own securities representing more than 50% of its voting or economic power, and representatives of our parent’s current securityholders do not represent the majority of the directors on its board of directors.

Director Compensation

The members of our board of directors are not separately compensated for their services as directors, other than reimbursement for out-of-pocket expenses incurred in connection with rendering such services.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

PRINCIPAL STOCKHOLDERS

Dollarama Capital Corporation, the parent of Holdings and Group L.P., owns all of the outstanding shares of the general partner of Dollarama Group Holdings L.P. and, together with such general partner, owns all of the partnership units of Dollarama Group Holdings L.P., which in turn owns all of the outstanding shares of the general partner of Dollarama Holdings L.P. and, together with such general partner, owns all of the partnership units of Dollarama Holdings L.P., which owns all of the outstanding shares of the general partner of Dollarama Group L.P. and, together with such general partner, owns all of the partnership units of Dollarama Group L.P. Our parent’s authorized share capital consists of an unlimited number of common shares, an unlimited number of class A common shares, an unlimited number of class B common shares, an unlimited number of class A preferred shares, an unlimited number of class B preferred shares, and an unlimited number of class C preferred shares, all without par value. The table below sets forth information as of February 3, 2008 about the number of shares of our parent’s stock beneficially owned and the percentage of stock beneficially owned by (i) each person known to us to be the beneficial owner of more than 5% of our parent’s stock, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our directors and executive officers as a group.

Common Shares; Class A Common Shares and Class B Common Shares. Each common share, class A common share and class B common share entitles the holder thereof to one vote at any meeting of shareholders. The holders of common shares, class A common shares and class B common shares are entitled to receive dividends as and when declared by the board of directors of our parent and subject to the rights attaching to the class A preferred shares, the class B preferred shares and the class C preferred shares, on liquidation, are entitled to receive the remaining assets of parent.

Class A Preferred Shares. The class A preferred shares do not carry voting rights and holders of the class A preferred shares are not entitled to receive any dividends. Subject to the rights attaching to the class C preferred shares, on liquidation, the holders of class A preferred shares are entitled to receive, ratably with the holders of class B preferred shares and in priority to any payment or distribution in respect of the common shares, class A common shares and class B common shares, an amount per share equal to the class A redemption price as of such date calculated in accordance with the articles of parent.

Class B Preferred Shares. The class B preferred shares do not carry voting rights and holders of the class B preferred shares are not entitled to receive any dividends. Subject to the rights attaching to the class C preferred shares, on liquidation, the holders of class B preferred shares are entitled to receive, ratably with the holders of class A preferred shares and in priority to any payment or distribution in respect of the common shares, class A common shares and class B common shares, an amount per share equal to the class B redemption price as of such date calculated in accordance with the articles of parent. In addition, one or more holder or holders of class B preferred shares holding a majority of the class B preferred shares then issued and outstanding, subject to Dollarama Investment II L.P.’s overriding call right, is or are entitled to require parent to retract all of the then issued and outstanding class B preferred shares for an aggregate amount equal to the class B redemption price as of such time, determined in accordance with the articles of parent, which retraction price shall be fully paid and satisfied by the delivery by or on behalf of parent of units of Dollarama Investment II L.P.

Class C Preferred Shares. The class C preferred shares do not carry voting rights and holders of the class C preferred shares are not entitled to receive any dividends. On liquidation, the holders of class C preferred shares are entitled to receive, in priority to any payment or distribution in respect of the common shares, class A common shares, class B common shares, class A preferred shares and class B preferred shares, an amount per share equal to the class C redemption price as of such date calculated in accordance with the articles of parent. In addition, in certain circumstances specified in the articles of parent, one or more holder or holders of class C preferred shares holding a majority of the class C preferred shares then issued and outstanding, subject to Dollarama Investment II L.P.’s overriding call right, is or are entitled to require parent to retract all of the then issued and outstanding class C preferred shares for an aggregate amount payable in cash equal to the class C redemption price as of such time, determined in accordance with the articles of parent.

	Common Shares				Preferred Shares
Beneficial owner	Class A	Percentage Ownership Interest Class A Common Shares	Class B	Percentage Ownership Interest Class B Common Shares	Class A Preferred Shares	Percentage Ownership Interest Class A Preferred Shares	Class B Preferred Shares	Percentage Ownership Interest Class B Shares	Class C Preferred Shares	Percentage Ownership Interest Class C Shares
Holders affiliated with Bain Capital Partners (1)	33,929,931	100%	—		18,244,639	100%	—	—	—	—
Holder affiliated with the Rossy family (2)	—	—	8,482,483	94.6%	—	—	24,215,188	94.6%	55,552,552	100%
Larry Rossy (3)	—	—	8,482,483	94.6%	—	—	24,215,188	94.6%	55,552,552	100%
Robert Coallier (6)	—	—	70,687	0.8%	—	—	201,799	0.8%	—	—
Neil Rossy (4)	—	—	8,567,307	95.5%	—	—	24,457,347	95.5%	55,552,552	100%
Leonard Assaly (5)	—	—	8,482,483	94.6%	—	—	24,215,188	94.6%	55,552,552	100%
Gregory David	—	—	—	—	—	—	—	—	—	—
Geoffrey Robillard (6)	—	—	169,649	1.9%	—	—	484,318	1.9%	—	—
Stéphane Gonthier (7)	—	—	163,403	1.8%	—	—	466,538	1.8%	—	—
Matthew Levin (8)	—	—	—	—	—	—	—	—	—	—
Joshua Bekenstein (9)	—	—	—	—	—	—	—	—	—	—
Todd Cook (10)	—	—	—	—	—	—	—	—	—	—
Nicholas Nomicos (11)	—	—	—	—	—	—	—	—	—	—
All directors and executive officers as a group (12)	33,929,931	100%	8,971,046	100%	18,244,639	100%	25,610,002	100%	55,552,552	100%

*	Represents less than 1%.

(1)	Represents class A common shares held directly by Dollarama Investment ULC and class A preferred shares held directly by Dollarama Investment II L.P. Both entities are beneficially owned by investment funds affiliated with Bain Capital Partners. Investment and voting decisions at Bain Capital Partners are made jointly by three or more individuals and therefore no individual member of Bain Capital Partners is the beneficial owner of the securities, except with respect to the shares in which such member holds a pecuniary interest. Each of Mr. Levin and Mr. Bekenstein is a managing director of Bain Capital Partners entitled to participate in investment and voting decisions and therefore may be deemed to share voting and dispositive power with respect to the shares held by Bain Capital Partners. Mr. Levin and Mr. Bekenstein each disclaim any beneficial ownership of any such shares, except to the extent of his pecuniary interest therein. The address for each entity is c/o Bain Capital Partners, LLC, 111 Huntington Ave., Boston, MA 02199.

(2)	Represents class B common shares, class B preferred shares and class C preferred shares held directly by S. Rossy Inc. Such entity is beneficially owned by Larry Rossy, Neil Rossy, Leonard Assaly, Alan Rossy and other members of the Rossy family. Ultimate voting control in S. Rossy is held by Larry Rossy.

(3)	Represents class B common shares, class B preferred shares and class C preferred shares held directly by S. Rossy Inc. Mr. Rossy, together with other members of the Rossy family beneficially owns S. Rossy Inc. Ultimate voting control in S. Rossy is held by Larry Rossy.

(4)	Includes 8,482,483 class B common shares, 24,215,188 class B preferred shares and 55,552,552 class C preferred shares held directly by S. Rossy Inc. Mr. Rossy, together with other members of the Rossy family beneficially owns S. Rossy Inc. Also includes 84,824 class B common shares and 242,159 class B preferred shares subject to options which are presently exercisable or exercisable within the next 60 days. Ultimate voting control in S. Rossy is held by Larry Rossy.

(5)	Represents class B common shares, class B preferred shares and class C preferred held directly by S. Rossy Inc. Mr. Rossy, together with other members of the Rossy family beneficially owns S. Rossy Inc. Ultimate voting control in S. Rossy is held by Larry Rossy.

(6)	Represents class B common shares and class B preferred shares subject to options which are presently exercisable or exercisable within the next 60 days.

(7)	Represents class B common shares, class B preferred shares held by Stéphane Gonthier.

(8)	Does not include shares held by holders affiliated with Bain Capital Partners. Mr. Levin is a managing director of Bain Capital Partners. His address is c/o Bain Capital Partners, LLC, 111 Huntington Ave., Boston, MA 02199.

(9)	Does not include shares held by holders affiliated with Bain Capital Partners. Mr. Bekenstein is a managing director of Bain Capital Partners. His address is c/o Bain Capital Partners, LLC, 111 Huntington Ave., Boston, MA 02199.

(10)	Does not include shares held by holders affiliated with Bain Capital Partners. Mr. Cook is a principal at Bain Capital Partners. His address is c/o Bain Capital Partners, LLC, 111 Huntington Ave., Boston, MA 02199.

(11)	Does not include shares held by holders affiliated with Bain Capital Partners. Mr. Nomicos is an operating partner of Bain Capital Partners. His address is c/o Bain Capital Partners, LLC, 111 Huntington Ave., Boston, MA 02199.

(12)	Includes 325,160 class B common shares and 928,276 class B preferred shares subject to options which are presently exercisable or exercisable within the next 60 days. Also includes 8,482,483 class B common shares and 24,215,188 class B preferred shares and 55,552,552 class C preferred shares held directly by S. Rossy Inc., which is beneficially owned by Larry Rossy, Neil Rossy, Leonard Assaly, Alan Rossy and certain other members of the Rossy family. Does not include shares held by holders affiliated with Bain Capital Partners.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The board of directors reviews and approves transactions between the Company on the one hand and a related party, such as our directors, officers, holders of more than five percent of our voting securities and their affiliates, the immediate family members of any of the foregoing persons and any other persons whom the board determined may be considered a related party, on the other hand. Prior to board consideration of a transaction with a related party, the material facts as to the related party’s relationship or interest in the transaction are disclosed to the board, and the transaction is not considered approved by the board unless a majority of the directors who are not interested in the transaction approve the transaction. We believe each of the transactions set forth below were made on terms no less favorable to us than could have been otherwise obtained from unaffiliated third parties.

Management Agreement

In connection with the Acquisition, we entered into a management agreement with Bain Capital Partners, LLC, pursuant to which it provides various consulting and management advisory services to us. The management agreement has an initial term of five years, with automatic successive one-year extensions unless terminated by our parent upon notice given at least 60 days prior to the expiration of any term. Pursuant to the management agreement, we paid to Bain Capital Partners, LLC approximately $10.2 million in connection with the structuring of the debt financing in connection with the Acquisition, in addition to expenses incurred in connection therewith. In addition, we pay to it an annual management fee of up to $3.0 million in exchange for the ongoing management services that it provides under the management agreement, together with all reasonable expenses incurred in connection therewith. Subject to the approval of the disinterested directors of our parent, we will pay to it an additional fee of up to 1% of the gross transaction value for advisory services it provides in connection with any financing, acquisition, or disposition transaction involving our parent or any of its subsidiaries. The indenture governing the existing 8.875% senior subordinated notes and the indenture governing the senior floating rate deferred interest notes permit us to amend the management agreement to pay a “termination fee” to Bain Capital Partners, LLC of up to $7.5 million. For fiscal year 2008 we incurred management fees of $3.2 million, pursuant to such arrangements.

Securityholders Agreement

In connection with the Acquisition, our parent entered into a securityholders agreement, with an affiliate of funds managed by Bain Capital Partners, LLC, the sellers and Larry Rossy, Neil Rossy, Alan Rossy, and Leonard Assaly. Such securityholders agreement was amended and restated on December 20, 2006. In September 2007, Stéphane Gonthier became a party to this agreement.

The securityholders’ agreement provides for voting agreements with respect to certain governance matters, including the election of the members of the board of directors of our parent, and specific stockholder rights. Pursuant to the securityholders agreement, each holder of the shares of equity securities of our parent agrees to cast all of its votes and to take all other necessary action to elect as members of the board of directors the chief executive officer of our parent, two individuals designated by the majority sellers (as defined in the securityholders agreement), and other individuals designated by the majority investors (as defined in the securityholders agreement), subject to certain restrictions. The parties have also agreed to certain transfer restrictions with respect to the shares that they hold and will have both tag along rights and drag along rights in the event of transfers of such shares. In addition, the securityholders agreement grants to holders of our parent’s equity securities participation rights in connection with future issuances of equity securities, as well as demand and incidental registration rights in respect of their shares of our parent’s equity securities.

Parent Subordinated Notes

As part of the Acquisition, our parent entered into an initial investor subscription agreement with affiliates of funds managed by Bain Capital Partners, LLC, pursuant to which, among other things, such affiliates subscribed for, and our parent issued to such affiliates, a senior subordinated note in the amount of $50.0 million due May 31, 2016 and a junior subordinated note in the amount of approximately $199.3 million due November 30, 2019 prior to repayment as described below. The senior subordinated note was bearing interest at 2.875% per quarter, as adjusted from time to time to cause the interest rate, net of the aggregate amount of taxes attributable directly or indirectly to such interest, to equal 2.5%, and was paid in arrears on the last business day of each February, May, August, and November. The junior subordinated note bears interest at a rate of 3.075% per quarter, as adjusted from time to time to cause the interest rate, net of the aggregate amount of taxes attributable directly or indirectly to such interest, to equal 2.7%, and is paid in arrears on the last business day of each February, May, August, and November.

Our debt agreements currently permit, our subsidiaries to distribute cash to our parent to pay interest on the outstanding junior subordinated notes. Pursuant to a continuing investor subscription agreement, also entered into as part of the Acquisition among our parent and an affiliate of funds managed by Bain Capital Partners, LLC, such affiliate agreed to use, or cause one or more of its subsidiaries to use, the amount of the interest paid on the then currently outstanding junior subordinated notes net of the aggregate amount of taxes attributable directly or indirectly to such interest to purchase additional junior subordinated notes and equity securities of our parent, in each case, in proportion to the aggregate notes and equity then outstanding. If the cash required to pay the interest on the junior subordinated notes is distributed by our subsidiaries to our parent, the proceeds of such reinvestment are then reinvested by our parent in additional partnership units in Holdings, which reinvests such proceeds in additional partnership units of Dollarama Holdings L.P., which in turn reinvests such proceeds in additional partnership units of Group L.P.

As part of the 2005 Refinancing, a cash distribution was made to our parent, Dollarama Capital Corporation, which used the cash to repay in full the principal amount and accrued interest of the senior subordinated notes. The indenture governing the existing 8.875% senior subordinated note permitted this distribution of cash to Dollarama Capital Corporation to prepay the senior subordinated note and allows us to continue to distribute cash to Dollarama Capital Corporation in accordance with the foregoing procedure with respect to the outstanding junior subordinated note.

Real Property Leases

We currently lease 17 stores and our five warehousing and distribution facilities directly or indirectly from members of the Rossy family, pursuant to long-term lease agreements. Rental expenses associated with these related-party leases for fiscal year 2008 were approximately $8.5 million.

Purchases

Prior to the Acquisition, substantially all overseas purchases were made from Aris Import Inc., the distributor used by the predecessor for imports overseas. The predecessor was Aris Import Inc.’s only customer. Immediately prior to the Acquisition, our predecessor acquired the assets of Aris Import Inc. As a result, the financial results of the successor presented herein include the results of Aris Import Inc. With respect to the period prior to the Acquisition, Aris Import Inc. met the criteria for being a Variable

Interest Entity under FIN 46R and accordingly, its results were consolidated with those of the predecessor in the U.S. GAAP reconciliation included in the notes to the combined financial statements of the predecessor included elsewhere in this report.

Director Independence

We do not consider any of our directors to be independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our Principal Accounting Firm

PricewaterhouseCoopers LLP has audited our consolidated financial statements for the fiscal years 2008 and 2007.

Independent Auditors Fees

The table below shows the aggregate fees billed by our principal accountants for professional services rendered in connection with the audit of our annual financial statements for the fiscal years ended February 3, 2008 and February 4, 2007; and the review of our unaudited quarterly financial statements set forth in our Quarterly Reports on Form 10-Q for each of our fiscal quarters (our initial Form 10-Q filing was for the second quarter ending July 31, 2006), as well as fees paid to our principal accountants for audit-related work, tax compliance, tax planning and other consulting services:

	Fiscal 2008	Fiscal 2007
Audit fees(1)	$433,000	$397,000
Audit-related fees(2)	$—	$12,000
Tax fees (3)	$158,000	$95,000
All other fees(4)	$472,000	$91,000

Total fees	$1,063,000	$595,000

(1)	Audit fees for fiscal 2008 include $433,000 to PricewaterhouseCoopers LLP and for fiscal 2007 include $290,000 to PricewaterhouseCoopers LLP and $107,000 to RSM Richter LLP.

(2)	Fiscal 2007 fees include inventory observation and review of various accounting pronouncements paid to RSM Richter LLP.

(3)	Both fiscal 2008 and 2007 fees include professional tax compliance & tax planning services paid to PricewaterhouseCoopers LLP.

(4)	Fiscal 2008 fees include $472,000 to PricewaterhouseCoopers LLP to provide assistance in connection with our internal controls and documentation and debt registration. Fiscal 2007 include services relating to registration of our debt paid to PricewaterhouseCoopers LLP and RSM Richter LLP.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Auditors’

on the

Condensed Financial Information

To the Partners

of Dollarama Group Holdings L.P.

Our audits of the consolidated financial statements referred to in our report dated April 30, 2008 appearing in the Annual Report on Form 10-K of Dollarama Group Holdings L.P. also included an audit of the condensed financial information included under Item 15 of this Form 10-K. In our opinion, the condensed financial information presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Chartered Accountants

Montréal, Canada

April 30, 2008

Dollarama Group Holdings L.P.

Schedule I – Condensed Financial Information

Dollarama Group Holdings L.P.

Balance Sheet

(expressed in thousands of Canadian dollars)

	As of February 3, 2008 $	As of February 4, 2007 $
Assets
Current assets
Cash and cash equivalents	14	8
Income taxes recoverable	18	5

	32	13
Investment in subsidiaries	513,150	491,284

	513,182	491,297

Liabilities
Current liabilities
Accounts payable	590	—
Accrued interest	2,978	3,211

	3,568	3,211
Long-term debt, net of financing costs (note 2)	178,453	228,855

	182,021	232,066

Commitments, contingencies and guarantee
Partners’ Capital
General partner	374	374
Limited partner	163,158	167,103
Contributed surplus	2,649	1,337
Retained earnings	172,504	83,635
Accumulated other comprehensive income (loss)	(7,524)	6,782

	331,161	259,231

	513,182	491,297

The accompanying notes are an integral part of the condensed financial information.

Dollarama Group Holdings L.P.

Schedule I – Condensed Financial Information (Continued)

Dollarama Group Holdings L.P.

Statement of Partners’ Capital

(expressed in thousands of Canadian dollars)

	General partner capital $	Limited partner capital $	Contributed surplus $	Retained earnings (deficit) $	Accumulated other comprehensive income (loss) $	Total $
Balance – January 31, 2005	374	454,484	202	(23,206)	1,355	433,209

Other comprehensive income
Net earnings for the period	—	—	—	35,006	—	35,006
Unrealized loss on derivative financial instruments, net of reclassification adjustments	—	—	—	—	(7,385)	(7,385)

Total comprehensive income	—	—	—	35,006	(7,385)	27,621

Stock-based compensation	—	—	598	—	—	598
Capital distributions	—	(59,608)	—	—	—	(59,608)

Balance – January 31, 2006	374	394,876	800	11,800	(6,030)	401,820

Other comprehensive income
Net earnings for the period	—	—	—	71,385	—	71,385
Unrealized gain on derivative financial instruments, net of reclassification adjustments	—	—	—	—	12,812	12,812

Total comprehensive income	—	—	—	71,385	12,812	84,647

Stock-based compensation	—	—	537	—	—	537
Capital distributions	—	(227,773)	—	—	—	(227,773)

Balance – February 4, 2007	374	167,103	1,337	83,635	6,782	259,231

Other comprehensive income
Net earnings for the period	—	—	—	88,869	—	88,869
Unrealized gain on derivative financial instruments, net of reclassification adjustments	—	—	—	—	(14,306)	(14,306)

Total comprehensive income	—	—	—	88,869	(14,306)	74,563

Stock-based compensation	—	—	1,312	—	—	1,312
Capital distributions	—	(3,945)	—	—	—	(3,945)

Balance – February 3, 2008	374	163,158	2,649	172,504	(7,524)	331,161

The accompanying notes are an integral part of the condensed financial information.

Dollarama Group Holdings L.P.

Schedule I – Condensed Financial Information (Continued)

Dollarama Group Holdings L.P.

Statement of Earnings

(expressed in thousands of Canadian dollars)

	For the year ended February 3, 2008 $	For the year ended February 4, 2007 $	For the year ended January 31, 2006 $
General, administrative and store operating expenses	2	5	—

	2	5	—

Operating loss
Amortization of financing costs	2,065	278	—
Interest expense	22,414	3,306	—
Foreign exchange loss (gain) on long-term debt and financing costs	(36,594)	6,247	—
Earnings of subsidiaries	(76,778)	(81,678)	(35,006)

Earnings before income taxes	88,891	71,842	35,006
Provision for current income taxes	22	7	—

Net earnings for the period	88,869	71,835	35,006

The accompanying notes are an integral part of the condensed financial information.

Dollarama Group Holdings L.P.

Statement of Cash Flows

(expressed in thousands of Canadian dollars)

	For the year ended February 3, 2008 $	For the year ended February 4, 2007 $	For the year ended January 31, 2006 $
Operating activities
Net earnings for the period	88,869	71,835	35,006
Adjustments for
Amortization of financing costs	2,065	278	—
Foreign exchange loss (gain) on long-term debt and financing costs	(36,351)	6,247	—
Earnings of subsidiaries	(76,778)	(81,678)	(35,006)
Distributions received from subsidiaries	41,918	5,563

	19,723	2,245	—
Change in non-cash working capital components	344	3,206	—

	20,067	5,451	—

Financing activities
Repayment of long-term debt	(15,610)	—	—
Financing costs	(506)	(8,290)	—
Proceeds on long-term debt	—	230,620	—
Capital distributions	(3,945)	(227,773)	—

	(20,061)	(5,443)	—

Increase in cash and cash equivalents	6	8	—

Cash and cash equivalents – Beginning of period	8	—	—

Cash and cash equivalents – End of period	14	8	—

The accompanying notes are an integral part of the condensed financial information.

Dollarama Group Holdings L.P.

Schedule I – Condensed Financial Information (Continued)

Dollarama Group Holdings L.P.

Notes to Consolidated Financial Statements

February 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

1. Basis of presentation

Dollarama Group Holdings LP (the “Partnership”) was created on December 8, 2006. Pursuant to various agreements also dated December 8, 2006 (the “Agreements”), all partnership units of Dollarama Holdings L.P. (“Holdings L.P.”) which were held by Dollarama Capital Corporation were ultimately exchanged for partnership units of the new Dollarama Group Holdings L.P. Group Holdings L.P., together with its direct subsidiary Dollarama Holdings GP Inc., have no operations and hold no assets other than 100% of the outstanding units of Holdings L.P. who in turn, together with its direct subsidiary Dollarama Group GP Inc. hold 100% of the outstanding units of Dollarama Group LP (“Group L.P.”) . The Partnership conducts all of its business through Group L.P. and its subsidiaries. All of these transactions were completed without any cash movement. The investments in subsidiaries are accounted for using the equity method.

The condensed financial information has been prepared using the continuity of interest method of accounting. Accordingly, the condensed financial information of the Partnership on the date of the Agreements was in all material respects the same as though it had always been the parent of Group L.P. The condensed financial information as at February 3, 2008 reflects the financial position of the Partnership and its results of operations and cash flows for the period from December 8, 2006, the date of the creation of the Partnership, to February 3, 2008. Financial information for the period from February 1, 2006 to December 8, 2006 and for the year ended January 31, 2006 reflects the Partnership’s share in the earnings of Group L.P. and its subsidiaries.

Group L.P. was formed on November 11, 2004 for the purpose of acquiring the DOLLARAMA retail stores. The Partnership operates discount variety retail stores in Canada that sell substantially all items for $1 or less. As at February 3, 2008, the retail operations are carried on in every Canadian province. The retail operations’ corporate headquarters, distribution centre and warehouses are located in Montréal, Canada.

The condensed financial information is based upon accounting policies and methods of their application consistent with those used and described in the annual consolidated financial statements of the Partnership. The condensed financial information do not include all of the financial statement disclosures included in the annual consolidated financial statements prepared in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”) and therefore should be read in conjunction with the Partnership’s most recent annual consolidated financial statements.

In the opinion of management of Dollarama Group Holdings ULC, acting in its capacity as General Partner of the Partnership, the condensed financial information reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position and results of operations and cash flows of the Partnership in accordance with Canadian GAAP. The results reported in the condensed financial information are not necessarily indicative of the results that may be expected for the entire year.

2. Long-term debt

Long-term debt outstanding consists of the following:

	February 3, 2008 $	February 4, 2007 $
Senior subordinated deferred interest notes (2008 – US$185,000,000; 2007 – US$200,000,000), maturing in August 2012, interest accrues semi-annually in arrears commencing in June 2007 at a rate per annum equal to 6-month LIBOR plus 5.75%, increasing to 6.25% in December 2008 and 6.75% in December 2009	183,890	237,100
Less: Financing cost	(5,437)	(8,245)

	178,453	228,855

3. Contractual Obligations

The following tables summarize the Partnership’s material contractual obligations as of February 3, 2008, including off-balance sheet arrangements and the commitments (in millions):

Contractual obligations	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Long-term borrowings:
Notes	183.9	—	—	—	—	183.9	—

Total obligations	$183.9	$—	$—	$—	$—	$183.9	—

4. Reclassification in the cash flow

Distributions received from subsidiaries were reclassified from cash flow from financing activities to cash flow from operating activities for the year ended February 4, 2007.

	Previously reported	Reclassification	Amended
For the year ended February 4, 2007	$	$	$
Cash flow from operating activities	(112)	5,563	5,451
Cash flow from financing activities	120	(5,563)	(5,443)

Increase in cash and cash equivalents	8	—	8

Exhibit Number	Description

3.1(a)	Limited Partnership Agreement of Dollarama Group Holdings L.P.‡

3.2(a)	Memorandum of Association of Dollarama Group Holdings Corporation.‡

3.2(b)	Articles of Association of Dollarama Group Holdings Corporation.‡

4.1	Indenture governing Senior Floating Rate Deferred Interest Notes due 2012 among Dollarama Group Holdings L.P. and Dollarama Group Holdings Corporation as Co-Issuers and U.S. Bank National Association, dated December 20, 2006.‡

4.2	Form of Senior Floating Rate Deferred Interest Notes due 2012 (included in Exhibit 4.1).‡

4.3	Registration Rights Agreement, dated as of December 20, 2006, by and among Dollarama Group Holdings L.P. and Dollarama Group Holdings Corporation as Co-Issuers, Citigroup Global Markets, Inc., J.P. Morgan Securities, Inc., and RBC Capital Markets Corporation.‡

4.4	Indenture governing 8.875% Senior Subordinated Notes due 2012 among Dollarama Group L.P. and Dollarama Corporation as Co-Issuers, the Guarantors named therein and U.S. Bank National Association, dated August 12, 2005.*

10.1	Dollarama Capital Corporation Management Option Plan.*

10.2	Employment Agreement, dated October 4, 2004, between Dollarama L.P. and Larry Rossy.*

10.3	Employment Agreement, dated October 4, 2004, between Dollarama L.P. and Neil Rossy.*

10.4	Employment Agreement, dated October 4, 2004, between Dollarama L.P. and Alan Rossy.*

10.5	Employment Agreement, dated October 4, 2004, between Dollarama L.P. and Leonard Assaly.*

10.6	Employment Agreement, dated November 18, 2004, between Dollarama L.P. and Geoffrey Robillard.*

10.7	Employment Agreement, dated August 15, 2005, between Dollarama L.P. and Robert Coallier.*

10.8	Management Agreement, dated November 18, 2004, with Bain Capital Partners.*

10.9	Credit Agreement, dated as of November 18, 2004, by and among Dollarama Group L.P., Aris Import Inc., Dollarama Holdings L.P., the lenders from time to time party thereto, Royal Bank of Canada, Citibank Canada, The Bank of Nova Scotia, and JP Morgan Chase Bank, Citigroup Global Markets, Inc., RBC Capital Markets, and J.P. Morgan Securities Inc.*

10.10	Amendment No. 1 to the Credit Agreement, dated December 20, 2004, by and among Dollarama Group L.P., Aris Import Inc., Dollarama Holdings L.P., the lenders named therein, and the Administrative Agent (as defined therein).*

10.11	Amendment No. 2 to the Credit Agreement, dated August 12, 2005, by and among Dollarama Group L.P., Aris Import Inc., Dollarama Holdings L.P., the lenders named therein, the Additional Term B Lenders, and the Administrative Agent (as defined therein).*

10.12	Amendment No. 3 to the Credit Agreement, dated May 25, 2006, by and among Dollarama Group L.P., Aris Import Inc., Dollarama Holdings L.P., the Required Lenders (as defined therein), the Replacement Term B Lenders (as defined therein), the Administrative Agent (as defined therein) and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc.*

10.13	Amendment No. 4 to the Credit Agreement, dated June 15, 2007, by and among Dollarama Group L.P., Aris Import Inc., Dollarama Holdings L.P., the lenders named therein, and the Administrative Agent (as defined therein).‡

10.14	Employment Agreement, dated August 27, 2007, between Dollarama L.P. and Stéphane Gonthier.**

12.1	Statement of Ratio of Earnings to fixed charges

21.1	Subsidiaries of Dollarama Capital Corporation.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Section 1350 Certifications, furnished herewith.

‡	Filed as an exhibit to the S-4 filed by Dollarama Group Holdings L.P. and Dollarama Corporation on June 1, 2007, and incorporated by reference herein.

*	Filed as an exhibit to the S-4 filed by Dollarama Group L.P. and Dollarama Corporation on May 30, 2006, and incorporated herein by reference.

**	Filed as an exhibit to the Quarterly Report on Form 10-Q filed by Dollarama Group L.P. on December 19, 2007, and incorporated herein by reference.

***	Filed as an exhibit to the Current Report on Form 8-K/A filed by Dollarama Group L.P. on February 5, 2007, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dollarama Group Holdings L.P.

		By:	Dollarama Group Holdings GP ULC, its general partner

Dollarama Group L.P.

		By:	Dollarama Group GP Inc.,
its general partner

Dated:	May 1, 2008	By:	/s/ Larry Rossy
		Name:	Larry Rossy
		Title:	Chief Executive Officer, and Director

Dated:	May 1, 2008	By:	/s/ Robert Coallier
		Name:	Robert Coallier
		Title:	Chief Financial Officer and Secretary

Dated:	May 1, 2008	By:	/s/ Neil Rossy
		Name:	Neil Rossy
		Title:	Senior Vice President, Merchandising, and Director

Dated:	May 1, 2008	By:	/s/ Gregory David
		Name:	Gregory David
		Title:	Senior Vice President, Business Development, and Director

Dated:	May 1, 2008	By:	/s/ Matthew Levin
		Name:	Matthew Levin
		Title:	Director

Dated:	May 1, 2008	By:	/s/ Joshua Bekenstein
		Name:	Joshua Bekenstein
		Title:	Director

Dated:	May 1, 2008	By:	/s/ Todd Cook
		Name:	Todd Cook
		Title:	Director

Dated:	May 1, 2008	By:	/s/ Nicholas Nomicos
		Name:	Nicholas Nomicos
		Title:	Director