Form 10-Q
period 2008-05-04
Dollarama Group Holdings L.P.; Dollarama Group L.P.
filed 2008-06-16
CIK 1401140, 1363456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

This Form 10-Q is a combined quarterly report being filed separately by two registrants: Dollarama Group Holdings L.P. and Dollarama Group L.P. Unless the context indicates otherwise, any reference in this report to “Holdings” refers to Dollarama Group Holdings L.P. and any reference to “Group L.P.” refers to Dollarama Group L.P., the wholly-owned subsidiary of Holdings. The “Company”, “Partnership”, “we”, “us”, and “our” refer to Dollarama Group Holdings L.P., together with Dollarama Group L.P. and its consolidated subsidiaries.

DOLLARAMA GROUP HOLDINGS L.P.

DOLLARAMA GROUP L.P.

FORM 10-Q

This combined Form 10-Q is separately filed by Dollarama Group Holdings L.P. and Dollarama Group L.P. Each Registrant hereto is filing on its own behalf all of the information contained in this annual report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Interim Consolidated Balance Sheets

(expressed in thousands of Canadian dollars)

	Dollarama Group Holdings L.P.		Dollarama Group L.P.
	As of May 4, 2008 $	As of February 3, 2008 $	As of May 4, 2008 $	As of February 3, 2008 $
	(unaudited)		(unaudited)
Assets

Current assets
Cash and cash equivalents	32,244	26,214	32,229	26,200
Accounts receivable	2,266	3,363	2,266	3,363
Income taxes recoverable	1,609	1,522	1,586	1,504
Deposits and prepaid expenses	14,271	11,519	14,271	11,519
Derivative financial instruments (note 5)	7,099	—	7,099	—
Merchandise inventories	186,231	198,500	186,231	198,500

	243,720	241,118	243,682	241,086

Property and equipment	115,860	111,936	115,860	111,936

Goodwill	727,782	727,782	727,782	727,782

Other intangible assets	116,552	117,147	116,552	117,147

	1,203,914	1,197,983	1,203,876	1,197,951

Liabilities

Current liabilities
Accounts payable	25,399	23,500	24,596	22,910
Accrued expenses and other	44,434	43,062	36,060	40,084
Derivative financial instruments (note 5)	85,992	94,239	85,992	94,239
Current portion of long-term debt (note 3)	25,186	25,734	25,186	25,734

	181,011	186,535	171,834	182,967

Long-term debt (note 3)	657,092	653,006	474,062	474,553

Other liabilities	26,869	27,281	26,869	27,281

	864,972	866,822	672,765	684,801

Commitments, contingencies and guarantee (note 4)

Partners’ Capital

General partner	374	374	374	374

Limited partner	162,267	163,158	346,503	347,395

Contributed surplus	2,871	2,649	2,871	2,649

Retained earnings	171,955	172,504	179,888	170,256

Accumulated other comprehensive income (loss)	1,475	(7,524)	1,475	(7,524)

	338,942	331,161	531,111	513,150

	1,203,914	1,197,983	1,203,876	1,197,951

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group L.P.

Interim Consolidated Statement of Partners’ Capital

(Unaudited)

(expressed in thousands of Canadian dollars)

	General partner capital $	Limited partner capital $	Contributed surplus $	Retained earnings $	Accumulated other comprehensive income (loss) $	Total $
Balance – February 4, 2007	374	389,313	1,337	93,478	6,782	491,284

Other comprehensive income
Net earnings for the period	—	—	—	10,160	—	10,160
Unrealized loss on derivative financial instruments, net of reclassification adjustments	—	—	—	—	(11,149)	(11,149)

Total comprehensive loss						(989)

Stock-based compensation (note 6)	—	—	743	—	—	743
Capital distributions	—	(1,032)	—	—	—	(1,032)

Balance – May 6, 2007	374	388,281	2,080	103,638	(4,367)	490,006

Balance – February 3, 2008	374	347,395	2,649	170,256	(7,524)	513,150

Other comprehensive income
Net earnings for the period	—	—	—	9,632	—	9,632
Unrealized gain on derivative financial instruments, net of reclassification adjustments	—	—	—	—	8,999	8,999

Total comprehensive income						18,631

Stock-based compensation (note 6)	—	—	222	—	—	222
Capital distributions	—	(892)	—	—	—	(892)

Balance – May 4, 2008	374	346,503	2,871	179,888	1,475	531,111

The sum of retained earnings and accumulated other comprehensive income (loss) amounted to $181,363 as of May 4, 2008 (February 3, 2008 – $162,732; May 6, 2007 – $99,271).

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group Holdings L.P.

Interim Consolidated Statement of Partners’ Capital

(Unaudited)

(expressed in thousands of Canadian dollars)

	General partner capital $	Limited partner capital $	Contributed surplus $	Retained earnings $	Accumulated other comprehensive income (loss) $	Total $
Balance – February 4, 2007	374	167,103	1,337	83,635	6,782	259,231

Other comprehensive income
Net earnings for the period	—	—	—	18,472	—	18,472
Unrealized loss on derivative financial instruments, net of reclassification adjustments	—	—	—	—	(11,149)	(11,149)

Total comprehensive income						7,323

Stock-based compensation (note 6)	—	—	743	—	—	743
Capital distributions	—	(1,032)	—	—	—	(1,032)

Balance – May 6, 2007	374	166,071	2,080	102,107	(4,367)	266,265

Balance – February 3, 2008	374	163,158	2,649	172,504	(7,524)	331,161

Other comprehensive income
Net loss for the period	—	—	—	(549)	—	(549)
Unrealized gain on derivative financial instruments, net of reclassification adjustments	—	—	—	—	8,999	8,999

Total comprehensive income						8,450

Stock-based compensation (note 6)	—	—	222	—	—	222
Capital distributions	—	(891)	—	—	—	(891)

Balance – May 4, 2008	374	162,267	2,871	171,955	1,475	338,942

The sum of retained earnings and accumulated other comprehensive income (loss) amounted to $173,430 as of May 4, 2008 (February 3, 2008 – $164,980; May 6, 2007 – $97,740).

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Interim Consolidated Statements of Earnings

(Unaudited)

(expressed in thousands of Canadian dollars)

	Dollarama Group Holdings L.P.		Dollarama Group L.P.
	For the 13-week period ended May 4, 2008 $	For the 13-week period ended May 6, 2007 $	For the 13-week period ended May 4, 2008 $	For the 13-week period ended May 6, 2007 $
Sales	236,815	215,875	236,815	215,875

Cost of sales and expenses
Cost of sales	160,205	145,296	160,205	145,296
General, administrative and store operating expenses	48,529	43,317	48,529	43,317
Amortization	4,773	4,099	4,773	4,099

	213,507	192,712	213,507	192,712

Operating income	23,308	23,163	23,308	23,163

Amortization of financing costs	1,243	1,615	997	1,068
Interest expense	14,115	17,262	8,866	11,027
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	8,454	(14,228)	3,768	866

Earnings (loss) before income taxes	(504)	18,514	9,677	10,202

Provision for current income taxes	45	42	45	42

Net earnings (loss) for the period	(549)	18,472	9,632	10,160

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Interim Consolidated Statements of Cash Flows

(Unaudited)

(expressed in thousands of Canadian dollars)

	Dollarama Group Holdings L.P.		Dollarama Group L.P.
	For the 13-week period ended May 4, 2008 $	For the 13-week period ended May 6, 2007 $	For the 13-week period ended May 4, 2008 $	For the 13-week period ended May 6, 2007 $
Operating activities
Net earnings (loss) for the period	(549)	18,472	9,632	10,160
Adjustments for
Amortization of property and equipment	5,168	3,956	5,168	3,956
Amortization of intangible assets	694	930	694	930
Change in fair value of derivatives	(6,347)	34,784	(6,347)	34,784
Amortization of financing costs	1,243	1,615	997	1,068
Foreign exchange loss (gain) on long-term debt	15,313	(48,335)	10,774	(33,241)
Amortization of unfavourable lease rights	(1,089)	(787)	(1,089)	(787)
Deferred lease inducements	449	709	449	709
Deferred leasing costs	(160)	—	(160)	—
Deferred tenant allowances	498	1,240	498	1,240
Amortization of deferred tenant allowances	(270)	(204)	(270)	(204)
Stock-based compensation	222	743	222	743
Amortization of deferred leasing costs	61	37	61	37
Other	(1)	13	(1)	13

	15,232	13,173	20,628	19,408
Changes in non-cash working capital components	13,798	(689)	8,194	(7,144)

	29,030	12,484	28,822	12,264

Investing activities
Purchase of property and equipment	(9,153)	(10,619)	(9,153)	(10,619)
Proceeds on disposal of property and equipment	62	38	62	38

	(9,091)	(10,581)	(9,091)	(10,581)

Financing activities
Financing costs	(208)	(219)	—	—
Repayment of long-term debt	(12,810)	(675)	(12,810)	(675)
Capital distributions	(891)	(1,032)	(892)	(1,032)

	(13,909)	(1,926)	(13,702)	(1,707)

Increase (decrease) in cash and cash equivalents	6,030	(23)	6,029	(24)

Cash and cash equivalents – Beginning of period	26,214	47,703	26,200	47,695

Cash and cash equivalents – End of period	32,244	47,680	32,229	47,671

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited) May 4, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

1	Basis of presentation

The unaudited interim consolidated financial statements are based on accounting policies and methods consistent in their application with those used and described in the annual consolidated financial statements of Dollarama Group Holdings L.P. and Dollarama Group L.P. as contained in the most recent Annual Report on Form 10-K (“Form 10-K”). The unaudited interim consolidated financial statements do not include all of the financial statement disclosures included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”) and therefore should be read in conjunction with the most recent Form 10-K.

In the opinion of management of Dollarama Group GP Inc., acting in its capacity as General Partner of Dollarama Group L.P., and of management of Dollarama Group Holdings ULC acting in its capacity as General Partner of Dollarama Group Holdings L.P., the unaudited interim consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position and results of operations and cash flows in accordance with Canadian GAAP. The results reported in these financial statements are not necessarily indicative of the results that may be expected for the entire year. Historically, the last quarter of the year has presented a higher level of activity and produced better results than the first three quarters. Unless otherwise stated, the information contained herein applies to both Dollarama Group L.P. and Dollarama Group Holdings L.P. (collectively referred to as the “Partnership”).

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited) May 4, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

2	Changes in accounting policies

Capital Disclosures

In December 2006, the CICA published Section 1535, “Capital Disclosures”. This new standard established disclosure requirements concerning capital such as: qualitative information about its objectives, policies and processes for managing capital; quantitative data about what it regards as capital; whether it has complied with any externally imposed capital requirements and, if not, the consequences of such non-compliance. This section was adopted as of February 4, 2008. Disclosure requirements pertaining to this Section are contained in note 7.

Financial Instruments – Disclosure and Presentation

In December 2006, the CICA published two new sections: Section 3862, “Financial Instruments - Disclosures”, and Section 3863, “Financial Instruments – Presentation”. These new standards replace Section 3861, “Financial Instruments – Disclosure and Presentation”, revising and enhancing its disclosure requirements, and carrying forward unchanged its presentation requirements. These sections were adopted as of February 4, 2008. Disclosure requirements pertaining to these Sections are contained in note 8.

Inventory

In June 2007, the CICA published Section 3031, “Inventories”. This new standard establishes measurement and disclosure requirements concerning inventories and was adopted as of February 4, 2008 and had no impact on the financial statements of the Partnership for the first quarter ended May 4, 2008.

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

9

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited) May 4, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

3	Long-term debt

Long-term debt outstanding consists of the following:

Dollarama Group L.P.

	As of May 4, 2008 $	As of February 3, 2008 $
Senior subordinated notes (US$200,000,000), maturing in August 2012, bearing interest at 8 7/8%, payable semi-annually	203,860	198,800
Term bank loan US$238,585,556 (February 3, 2008 – US$239,194,191), maturing in November 2011, repayable in quarterly capital installments of US$608,637. Advances under the term bank loan bear interest at rates ranging from 0.75% to 1.0% above the bank’s prime rate. However, borrowings under the term bank loan by way of LIBOR loans bear interest at rates ranging from 1.75% to 2.0% per annum above the bank’s LIBOR	243,190	237,759
Term bank loan, maturing in May 2010, repayable in quarterly capital installments varying from $1,500,000 to $7,500,000. Advances under the term bank loan bear interest at rates varying from 0.75% to 1.25% per annum above the bank’s prime rate. However, borrowings under the term bank loan by way of bankers’ acceptances bear interest at rates varying from 1.75% to 2.25% per annum above the bankers’ acceptance rate	65,195	77,390

	512,245	513,949
Less: Current portion	25,186	25,734

	487,059	488,215
Less: Financing costs	12,997	13,662

	474,062	474,553

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited) May 4, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Dollarama Group Holdings L.P.

	As of May 4, 2008 $	As of February 3, 2008 $
Balance as per Dollarama Group L.P.	512,245	513,949
Senior subordinated deferred interest notes US$185,000,000, maturing in August 2012, interest accrues semi-annually in arrears commencing in June 2007 at a rate per annum equal to 6-month LIBOR plus 5.75%, increasing to 6.25% in December 2008 and 6.75% in December 2009	188,570	183,890

	700,815	697,839
Less: Current portion	25,186	25,734

	675,629	672,105
Less: Financing costs and discount	18,537	19,099

	657,092	653,006

4	Commitments, contingencies and guarantee

As of May 4, 2008, there were contractual obligations for operating leases amounting to approximately $466,103,000. The leases extend over various periods up to the year 2024.

The basic annual rent, exclusive of contingent rentals, for the next five years and thereafter is as follows:

$
2009	62,440
2010	59,378
2011	56,553
2012	52,558
2013	47,639
Thereafter	187,535

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited) May 4, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

The rent and contingent rent expense of operating leases for store, warehouse, distribution centre and corporate headquarters included in the consolidated statement of earnings are as follows:

	13-week period ended
	May 4, 2008 $	May 6, 2007 $
Basic rent	16,252	13,502
Contingent rent	383	294

	16,635	13,796

A legal proceeding had been instituted against the Partnership for alleged copyright infringement pertaining to the sale of certain products. The Partnership settled this claim for consideration of $250,000 in damages and will discontinue the sale of these products once the current inventory is liquidated.

Of the two other actions against the Partnership for alleged personal injuries sustained by customers in our stores, the case Pellegrino v. Dollar A.M.A Inc. (operating as Dollarama) filed on June 17, 2004 in the Ontario Superior Court of Justice was settled as of April 2, 2008 with the settlement being covered by the insurance company. In the second case (Giuseppa Calvo v. S. Rossy Inc.) filed on May 8, 2006 in the Ontario Superior Court of Justice, the plaintiffs are alleging damages of $1.0 million. The Partnership believes that the potential amount to be paid for this claim would be covered by its insurance policy. It is not possible at this time to determine the outcome of this matter and accordingly, no provision has been made in the account for this claim.

The Partnership believes that these suits are without substantial merit and should not result in judgments which in aggregate would have a material adverse effect on its financial statements.

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited) May 4, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

5	Derivative financial instruments

The fair value of derivative financial instruments is as follows:

	Fair value
	As of May 4, 2008 $	As of February 3, 2008 $	Qualify for hedge accounting	Nature of hedging relationship
Foreign currency and interest rate swaps agreements	(46,021)	(50,806)	No	—
Foreign exchange forward contracts	5,843	(4,507)	Yes	Cash flow hedge
Foreign currency swap agreements	(38,715)	(38,926)	Yes	Cash flow hedge

	(78,893)	(94,239)

Derivative financial instruments – current assets	7,099	—
Derivative financial instruments – current liabilities	(85,992)	(94,239)

	(78,893)	(94,239)

Changes in fair value

Changes in fair value of the foreign currency and interest rate swap agreements are reported to earnings under “Foreign Exchange loss (gain) on derivative financial instruments and long-term debt”. Accordingly, a gain of $4,785,000 (May 6, 2007 – loss of $19,020,000); was recorded to earnings for the quarter ended May 4, 2008.

The fair value of the foreign exchange forward contracts is recorded in “Accumulated other comprehensive income (loss)” and is reclassified to earnings under “Cost of sales” when the underlying inventory is sold. In addition to the fair value of the foreign exchange forward contracts representing a gain of $5,843,000 as of May 4, 2008 (May 6, 2007 – loss of $4,845,000, accumulated other comprehensive income (loss) includes a loss of $2,593,000 (May 6, 2007 – gain of $2,423,000 on foreign exchange forward contracts settled before May 4, 2008 which will be reported to earnings when the relative inventory is sold.

The fair value of the foreign currency swap agreements is recorded in “Accumulated other comprehensive income (loss)”. A portion of the changes in the fair value of foreign currency swap agreements (representing the offsetting impact of the conversion of the Notes from U.S. dollars to Canadian dollars at the balance sheet date as described in note 7(a)) is reclassified from “Accumulated other comprehensive income (loss)” to earnings under “Foreign exchange loss (gain) on derivative financial instruments and long-term debt”. Accordingly, for the quarter ended May 4, 2008, a gain of $5,060,000 (May 6, 2007 – loss of $15,600,000) was reclassified from “Accumulated other comprehensive income (loss)” to earnings.

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited) May 4, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

6	Stock-based compensation

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

	Number of Class B common share options		Weighted average purchase price	Number of Class B preferred share options		Weighted average purchase price
	Service	Performance		Service	Performance
Outstanding – February 4, 2007	613,931	1,227,862	1.00	1,752,662	3,505,324	0.70
Granted	266,491	532,982	8.41	760,800	1,521,600	1.30

Outstanding – February 3, 2008	880,422	1,760,844	3.24	2,513,462	5,026,924	0.88

Outstanding – May 4, 2008	880,422	1,760,844	3.24	2,513,462	5,026,924	0.88

Exercisable – May 4, 2008	404,053	—		1,653,500	—

7	Capital disclosures

Capital is defined as long-term debt net of cash flow hedges and partnerships’ capital net of cash flow hedges.

	Dollarama Group Holdings L.P.		Dollarama Group L.P.
	As of May 4, 2008 $	As of February 3, 2008 $	As of May 4, 2008 $	As of February 3, 2008 $
Long-term debt, including current portion	682,278	678,740	499,248	500,287
Foreign currency and interest rate swap agreements	38,715	38,926	38,715	38,926
Partnerships’ capital	337,467	338,685	529,636	520,674

Total capital	1,058,460	1,056,351	1,067,599	1,059,887

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited) May 4, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

The Partnership’s objectives when managing capital are:

•	to provide a strong capital base so as to maintain investor, creditor and market confidence and to sustain future development of the business;

•	to maintain a flexible capital structure that optimizes the cost of capital at acceptable risk and preserves the ability to meet financial obligations;

•	to ensure sufficient liquidity to pursue its organic growth strategy.

In managing its capital structure, the Partnership monitors performance throughout the year to ensure anticipated cash distributions, working capital requirements and maintenance capital expenditures are funded from operations, available cash on deposit and, where applicable, bank borrowings. The Partnership manages its capital structure and may make adjustments to it in order to support the broader corporate strategy or in response to changes in economic conditions and risk. In order to maintain or adjust its capital structure, the Partnership may issue new debt, issue new debt to replace existing debt (with different characteristics), or reduce the amount of existing debt.

The Partnership monitors debt using a number of financial metrics, including but not limited to:

•

the leverage ratio, defined as debt adjusted for value of lease obligations to the sum of (i) adjusted earnings before interest, taxes, depreciation and amortization, adjusted for annualized earnings for new stores (defined as “consolidated adjusted EBITDA”), and (ii) lease expense (EBITDA plus (ii) is defined as “consolidated EBITDAR”); and

•	the interest coverage ratio, defined as adjusted EBITDA to net interest expense (interest expense incurred net of interest income earned).

The Partnership uses EBITDA and EBITDAR as a measurement to monitor performance. Both measures, as presented, are not recognized for financial statement presentation purposes under Canadian GAAP, and do not have a standardized meaning. Therefore, they are not likely to be comparable to similar measures presented by other entities.

The Partnership is subject to financial covenants pursuant to the credit facility agreements, which are measured on a quarterly basis. These include the leverage, and debt service ratios presented above. The Partnership is in compliance with all such covenants.

8	Financial instruments

Classification of financial instrument

The classification of financial instruments as of May 4, 2008 is detailed below and their respective carrying amounts equal their fair values.

Cash and cash equivalents, totaling $32,229 for Dollarama Group L.P. and $32,244 for Dollarama Group Holdings L.P., are classified as held for trading which are financial assets and financial liabilities typically acquired or assumed for the purpose of selling or repurchasing the instrument in the near term. The financial instrument is recorded at fair market value determined using market prices. Interest earned, gains and losses realized on disposal and unrealized gains and losses from the change in fair value are reflected in consolidated earnings.

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited) May 4, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Accounts receivable, totaling $2,266, are classified as loans and receivables which represent non-derivative financial assets resulting from the delivery of cash or other assets by a lender to a borrower in return for a promise to repay on a specified date, or on demand.

Accounts payable ($24,596 – Dollarama Group L.P. & $25,399 – Dollarama Group Holdings L.P.), accrued expenses and other ($36,060 – Dollarama Group L.P. & $44,434 – Dollarama Group Holdings L.P.), and long-term debt ($499,248 – Dollarama Group L.P. & $682,278 – Dollarama Group Holdings L.P.) are classified as other liabilities. Other liabilities are recorded at amortized cost using the effective interest method.

Financial risk factors

The Partnership’s activities expose it to a variety of financial risks: market risk (including currency risk, fair value interest rate risk, cash flow interest rate risk), credit risk and liquidity risk. The Partnership’s overall risk management program focuses on the unpredictability of the financial market and seeks to minimize potential adverse effects on the Partnership’s financial performance. The Partnership uses derivative financial instruments to hedge certain risk exposures.

Risk management is carried out by the finance department under practices approved by the Board of Directors. This department identifies, evaluates and hedges financial risks based on the requirements of the organization. The board provides guidance for overall risk management, covering specific areas, such as foreign exchange risk, interest rate risk, credit risk, use of derivative financial instruments.

a)	Market risk

(i)	Currency risk

The Partnership is exposed to foreign exchange risks arising from 1) U.S. dollar-denominated debt which is partially hedged by foreign currency swap agreements, and 2) the purchase of imported merchandise using U.S. dollars, which are partially covered by forward exchange forward contracts.

The Partnership’s risk management policy is to hedge up to 100% of anticipated cash flows required for purchases of merchandise in U.S. dollars over the next rolling 12 months.

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

Dollarama Group Holdings L.P. has US$185.0 million of senior floating rate deferred interest notes. The Partnership has not entered into a foreign currency swap agreement as of May 4, 2008 and thus is exposed to exchange rate fluctuations.

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited) May 4, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

(ii)	Interest rate risk

The Partnership’s interest rate risk arises from long-term borrowings. Borrowings issued at variable rates expose the Partnership to cash flow interest rate risk. Borrowings issued at fixed rate expose the Partnership to fair value interest rate risk.

When appropriate, the Partnership analyzes its interest rate risk exposure. Various scenarios are simulated taking into consideration refinancing, renewal of existing positions, alternative financing and hedging. Based on these scenarios, the Partnership calculates the impact on earnings of a defined interest rate shift. We use variable-rate debt to finance a portion of our operations and capital expenditures. These obligations expose us to variability in interest payments due to changes in interest rates. We have approximately $308.4 million in term loans outstanding under our senior secured credit facility based on the exchange rate on May 4, 2008, bearing interest at variable rates. Each quarter point change in interest rates would result in a $0.8 million change in interest expense on such term loans. We also have a revolving loan facility which provides for borrowings of up to $75.0 million which bears interest at variable rates. Assuming the entire revolver is drawn, each quarter point change in interest rates would result in a $0.2 million change in interest expense on our revolving loan facility.

Dollarama Group Holdings L.P. also has approximately $188.6 million of senior floating rate deferred interest notes based on the exchange rate on May 4, 2008, bearing interest at variable rates. Each quarter point change in interest rates would result in a $0.5 million change in interest expense on the notes.

b)	Credit risk

The Partnership is exposed to credit risk to the extent of non-payment by counterparties of its financial instruments. The Partnership has credit policies covering financial exposures. The maximum exposure to credit risk at the balance sheet date is represented by the carrying value of each financial asset, including derivative financial instruments. The Partnership mitigates this credit risk by dealing with counterparties which are major financial institutions that the Partnership anticipates will satisfy their contractual obligations.

The Partnership is exposed to credit risk on the accounts receivable from its landlords for tenant allowances. In order to reduce this risk, the Partnership’s will retain rent payments until accounts receivable is fully satisfied.

c)	Liquidity risk

Liquidity risk is the risk that the Partnership will not be able to meet its obligations as they fall due. As at May 4, 2008, the Partnership had credit facilities of $75.0 million (February 3, 2008 – $75.0 million), and outstanding letters of credit of U.S.$1.0 million (February 3, 2008 – US$0.9 million).

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited) May 4, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

The contractual maturities of the Corporation’s financial liabilities as at May 4, 2008 are summarized in the following table:

	CARRYING AMOUNT	CONTRACTUAL CASH FLOWS	UNDER 1 YEAR	FROM 1 to 2 YEARS	FROM 2 to 5 YEARS	OVER 5 YEARS

Non-derivative financial liabilities:
Accounts payable	24,596	24,596	24,596
Accrued expenses and other	36,060	36,060	36,060
Senior subordinated notes	203,860	203,860			203,860
Term bank loans - A	65,195	65,195	25,500	7,500	32,195
Term bank loans - B	243,190	243,190	2,482	4,964	235,744

Derivative financial instruments:
Foreign currency and interest rate swap agreements	46,021	46,021		8,450	37,571
Foreign exchange forward contracts	1,256	1,256	1,256
Foreign currency swap agreements	38,715	38,715	12,622		26,093

Total Dollarama Group L.P.	658,893	658,893	102,516	20,914	535,463	-

Non-derivative financial liabilities:
Accounts payable	803	803	803
Accrued expenses and other	8,374	8,374	8,374
Senior subordinated deferred interest notes	188,570	188,570			188,570

Total Dollarama Group Holdings L.P.	856,640	856,640	111,693	20,914	724,033	-

Foreign currencies

Monetary assets and liabilities denominated in foreign currencies are translated at period-end exchange rates while non-monetary assets and liabilities are translated at historic rates. Revenues and expenses are translated at prevailing market rates in the recognition period. The resulting exchange gains or losses are recorded in the consolidated statement of earnings.

	Dollarama Group Holdings L.P.		Dollarama Group L.P.
	For the 13-week period ended May 4, 2008 $	For the 13-week period ended May 6, 2007 $	For the 13-week period ended May 4, 2008 $	For the 13-week period ended May 6, 2007 $
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	8,454	14,228	(3,768)	866
Foreign exchange loss (gain) included in cost of sales	(6,092)	(192)	(6,092)	(192)

Aggregate foreign exchange loss (gain) included in net earnings	2,362	14,036	(9,860)	674

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited) May 4, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

9	Related party transactions

Included in expenses are management fees of $795,000 for the 13-week period ended May 4, 2008 (May 6, 2007 – $834,300) charged by an affiliate of Bain Capital Partners VIII, LP, the private equity firm that controls the Partnership’s parent.

Expenses charged by related parties which mainly comprise rent total $2,366,000 for the 13-week period ended May 4, 2008 (May 6, 2007 – $1,642,000).

Included in accrued expenses and other is $2,057,000 payable to Bain Capital Partners VIII, LP as of May 4, 2008 (February 3, 2008 – $1,637,000).

Included in accounts receivable is nil receivable from a related party as of May 4, 2008 (February 3, 2008 – $565,000).

These transactions were measured at the exchange amount, which is the amount of the consideration established and agreed to by the related parties.

10	Reconciliation of accounting principles generally accepted in Canada and the United States

The Partnership has prepared these consolidated financial statements in accordance with Canadian generally accepted accounting principles, which conform in all material respects to those in the United States.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing in this report along with the consolidated financial statements for the fiscal year ended February 3, 2008 and related notes and Management’s Discussion and Analysis presented in our Annual Report on Form 10-K.

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

Registrants

This quarterly report is that of Dollarama Group Holdings L.P. (“Holdings”) and its wholly owned subsidiary Dollarama Group L.P. (“Group L.P.”). Currently, the only assets of Holdings are 100% of the equity of its three direct subsidiaries: (i) Dollarama Group Holdings Corporation, which holds no assets, (ii) Dollarama Holdings GP Inc., which is the general partner of Dollarama Holdings L.P., and (iii) Dollarama Holdings L.P., which holds no assets other than equity in its two direct subsidiaries. Dollarama Holdings L.P., together with its direct subsidiary Dollarama Group GP Inc., owns 100% of the equity of Group L.P. Group L.P., along with its two direct subsidiaries Dollarama GP Inc. and Dollarama Corporation, own 100% of the equity of Dollarama L.P. Together, Dollarama L.P. and Dollarama Corporation operate the Dollarama business. Holdings and Group L.P. are together with their consolidated subsidiaries referred to as the “Company”, the “Partnership”, “we”, “us” or “our”.

Forward-Looking Statements

Except for historical information contained herein, the statements in this document are forward-looking. Forward-looking statements involve known and unknown risks and uncertainties, including those that are described elsewhere in this report. Such risks and uncertainties may cause actual results in future periods to differ materially from forecasted results. Those risks include, among others, changes in consumer buying trends, changes in raw material and equipment costs and availability, seasonal changes in customer demand, pricing actions by competitors and general changes in economic conditions, and are referred to in Part II of this report under Item 1A.

Overview

We are the leading operator of dollar discount stores in Canada. Based on our internal review of publicly available information, we believe that we have more than 3.0 times the number of stores as compared to our next largest competitor in Canada. Our core markets are Ontario and Québec. As of May 4, 2008, we operated 530 Dollarama stores, including 405 stores located in Ontario and Québec. Our stores offer a varied mix consisting of both consumables and semi-durables, which are sold mainly in individual or multiple units primarily at a price of $1.00. We have a well diversified supply base, sourcing our merchandise from both North American and overseas suppliers. All of our stores are company-operated, and nearly all are located in high-traffic areas such as strip malls and shopping centers in metropolitan areas, mid-sized cities, or small towns.

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

Factors Affecting Our Results of Operations

Sales

We recognize sales at the time the customer tenders payment for and take possession of the merchandise. All sales are final. Comparable store sales is a measure of the percentage increase or decrease of the sales of stores open for at least 13 complete fiscal months and that remain open at the end of the period, relative to the same period in the prior year. We include sales from relocated stores and expanded stores in comparable store sales. The primary drivers of comparable store sales performance are store expansions and relocations, changes in store traffic, and the average number of items purchased by customers per visit. To increase comparable store sales, we focus on expanding our stores and offering a wide selection of merchandise that offer high quality and good value at attractive and well-maintained updated store formats, in convenient locations.

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

We have historically reduced our cost of sales by shifting more of our sourcing to low-cost foreign suppliers. For the fiscal year ended February 3, 2008, the direct overseas sourcing was 57.5% of our purchases compared to 53.1% for the fiscal year ended February 4, 2007. There have been no significant changes as of May 4, 2008. We purchase merchandise from foreign suppliers mainly in China, but also from Hong Kong, India, Indonesia, Italy, Pakistan, Poland, Singapore, Taiwan, Thailand, Turkey and United Kingdom. As a result, our cost of sales is impacted by the fluctuation of foreign currencies against the Canadian dollar. In particular, we purchase a majority of our imported merchandise from suppliers in China using U.S. dollars. Therefore, our cost of sales is impacted by the fluctuation of the Chinese renminbi against the U.S. dollar and the fluctuation of the U.S. dollar against the Canadian dollar. While we enter into forward contracts to hedge part of our exposure to fluctuations in the value of the U.S. dollar against the Canadian dollar, we do not hedge our exposure to fluctuations in the value of the Chinese renminbi against the U.S. dollar.

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

Interest rate swap agreements

Our interest rate risk is primarily in relation to our floating rate borrowings. We have entered into swap agreements to mitigate this risk.

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

Monetary assets and liabilities denominated in foreign currencies are translated at period-end exchange rates, while non-monetary assets and liabilities are translated at historic rates. Revenues and expenses are translated at prevailing market rates in the recognition period. The resulting exchange gains or losses are recorded in the statement of earnings, except for gains or losses on foreign exchange contracts used to hedge anticipated purchases in foreign currencies. Gains and losses on these contracts are accounted for as a separate component of partners’ capital in other comprehensive income. Such gains or losses are recorded in income when the related inventories are sold.

Results of Operations

The following tables set forth the major components of Holdings and Group L.P.’s consolidated statements of earnings, expressed as a percentage of sales, for the periods indicated:

	Holdings		Group L.P.
	13-Week Period Ended May 4, 2008	13-Week Period Ended May 6, 2007	13-Week Period Ended May 4, 2008	13-Week Period Ended May 6, 2007
Statements of Earnings Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.6%	67.3%	67.6%	67.3%
General, administrative and store operating expenses	20.5%	20.1%	20.5%	20.1%
Amortization	2.0%	1.9%	2.0%	1.9%
Amortization of financing costs	0.5%	0.7%	0.4%	0.5%
Interest expense	6.0%	8.0%	3.7%	5.1%
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	3.6%	(6.6)%	1.6%	0.4%
Income taxes	0.0%	0.0%	0.0%	0.0%

Net earnings (loss)	(0.2)%	8.6%	4.1%	4.7%

In the following discussion, we address the results of operations of Holdings and Group L.P. The results of operations of Holdings are almost identical to those of Group L.P., with the exception of mainly interest expense, financing costs and foreign exchange gain or loss associated with Holdings’ outstanding balance of senior floating rate deferred interest notes. Therefore, discussion related to sales, cost of sales, general, administrative and store operating expenses and amortization is identical for both companies. Beginning with the discussion of amortization of financing costs and continuing through the discussion of net earnings, we discuss Group L.P. and Holdings separately.

13-Week Period Ended May 4, 2008 Compared to 13-Week Period Ended May 6, 2007

Sales

Our sales increased $20.9 million, or 9.7%, from $215.9 million for the 13-week period ended May 6, 2007 to $236.8 million for the 13-week period ended May 4, 2008. Comparable store sales were flat over the same quarter last year. Comparable store sales include stores that have been open for at least 13 full fiscal months and remain open at the end of the reporting period. Comparable store sales of $211.3 million were driven by a 3% increase in the average transaction size, offset by a 3% decrease in store traffic. The remaining portion of the sales growth, or $25.5 million, was driven primarily by the incremental full quarter impact of the 15 stores opened (offset by the closure of one store) during the fiscal quarter ended May 6, 2007 and the opening of 56 new stores (offset by the closure of three stores) in the last four quarters ending May 4, 2008. Our total store square footage increased 13.1% from 4.52 million at May 6, 2007 to 5.11 million at May 4, 2008.

Cost of Sales

Cost of sales increased by $14.9 million, or 10.3%, from $145.3 million for the 13-week period ended May 6, 2007, to $160.2 million for the 13-week period ended May 4, 2008. Our margin (sales less cost of sales) decreased from 32.7% for the 13-week period ended May 6, 2007 to 32.4% for the 13-week period ended May 4, 2008. The increase in rent and transportation costs were the main contributors to this decrease of margin.

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses increased $5.2 million, or 12.0%, from $43.3 million for the 13-week period ended May 6, 2007 to $48.5 million for the13-week period ended May 4, 2008. This increase was primarily due to an increase in the number of stores in operation, higher wages resulting from minimum wage increases and an increase in administration costs to support the expansion. As a percentage of sales, our general administrative and store operating expenses increased from 20.1% of sales for the 13-week period ended May 6, 2007 to 20.5% for the 13-week period ended May 4, 2008.

Amortization

Amortization expense increased $0.7 million, from $4.1 million for the13-week period ended May 6, 2007, to $4.8 million for the 13-week period ended May 4, 2008. This increase was due to the amortization of property and equipment resulting from the new store openings and the amortization of capitalized software costs associated with the upgrade of our information technology systems.

Amortization of Financing Costs

For Group L.P., amortization of financing costs decreased from $1.1 million for the 13-week period ended May 6, 2007 to $1.0 million for the 13-week period ended May 4, 2008.

For Holdings, amortization of financing costs decreased from $1.6 million for the 13-week period ended May 6, 2007 to $1.2 million for the 13-week period ended May 4, 2008.

The amortization of financing costs represents the cost of our financings described in “Liquidity and Capital Resources—Debt and Commitments”, which is amortized over the term of the related debt using the effective interest rate method.

Interest Expense

For Group L.P., interest expense decreased $2.2 million from $11.0 million for the 13-week period ended May 6, 2007, to $8.9 million for the 13-week period ended May 4, 2008, which reflects the reduced debt outstanding in their respective currency of issuance and favorable foreign exchange rates associated with our U.S. dollar denominated debt.

For Holdings, interest expense decreased $3.1 million from $17.3 million for the 13-week period ended May 6, 2007, to $14.1 million for the 13-week period ended May 4, 2008, due mainly to the early principal repayment of U.S.$15.0 million of our senior floating rate deferred interest notes in the second quarter of last year.

Foreign Exchange Gain/Loss on Derivative Financial Instruments and Long-Term Debt

For Group L.P., foreign exchange loss on derivative financial instruments and long-term debt increased $2.9 million from a $0.9 million loss for the 13-week period ended May 6, 2007, to a $3.8 million loss for the 13-week period ended May 4, 2008, due mainly to the difference in exchange rate.

For Holdings, foreign exchange loss on derivative financial instruments and long-term debt increased $22.7 million from a $14.2 million gain for the 13-week period ended May 6, 2007, to an $8.5 million loss for the13-week period ended May 4, 2008, due mainly to the difference in exchange rate.

Income Taxes

For both Group L.P. and Holdings, income tax expense remained the same at $0.04 million. Net earnings for the 13-week periods ended May 6, 2007, and May 4, 2008 constitute income of our partners and are therefore subject to income tax in their hands.

Net Earnings

For Group L.P., despite higher sales, net earnings decreased $0.6 million from $10.2 million for the 13-week period ended May 6, 2007 to $9.6 million for the 13-week period ended May 4, 2008. In addition to a foreign exchange loss associated with our long-term debt and related derivatives, contributing factors include higher general administration and store expenses and higher amortization of property and equipment associated with the growth of our business.

For Holdings, net earnings decreased $19.0 million from $18.5 million for the 13-week period ended May 6, 2007 to a net loss of $0.5 million for the 13-week period ended May 4, 2008 due to the foreign exchange loss on long-term debt on the outstanding senior deferred notes which are unhedged, and added to the same factors described in Group L.P.’s net earnings.

Liquidity and Capital Resources

Cash Flows

The following table summarizes the statement of cash flows of Holdings and Group L.P.:

	Holdings		Group L.P.
(dollars in thousands)	13-Week Period Ended May 4, 2008	13-Week Period Ended May 6, 2007	13-Week Period Ended May 4, 2008	13-Week Period Ended May 6, 2007
Net cash provided by operating activities	$29,030	$12,484	$28,822	$12,264
Net cash used in investing activities	(9,091)	(10,581)	(9,091)	(10,581)
Net cash used in financing activities	(13,909)	(1,926)	(13,702)	(1,707)

Net increase (decrease) in cash and cash equivalents	6,030	(23)	6,029	(24)
Cash and cash equivalents, beginning of period	26,214	47,703	26,200	47,695

Cash and cash equivalents, end of period	$32,244	$47,680	$32,229	$47,671

Cash Flows from Operating Activities

Group L.P. generated cash flow from operations of $28.8 million during the 13-week period ended May 4, 2008 compared to $12.3 million during the 13-week period ended May 6, 2007. The increase in operating cash flow of $16.5 million was primarily due to an increase in non-cash working capital compared to the comparable period last year.

For the 13-week periods ended May 4, 2008 and May 6, 2007, the operating cash flow of Holdings was almost identical to Group L.P. Minor differences relate primarily to the interest obligations on the senior floating rate deferred interest notes.

Cash Flows from Investing Activities

During the 13-week period ended May 4, 2008, cash used for investing activities was $9.1 million compared to $10.6 million for the 13-week period ended May 6, 2007. The decrease was primarily due to the slower pace of new store openings (10 vs. 15) and less costs required for the initial implementation of our information systems.

Cash Flows from Financing Activities

Cash used by Group L.P. for financing activities during the 13-week period ended May 4, 2008 increased $12.0 million versus the same period last year. The increase is the result of a $6.2 million payment required under the terms of our credit agreement of term loan A, a $6.0 million scheduled quarterly principal repayment on term loan A, and a $0.6 million scheduled quarterly principal repayment on term loan B.

Cash used by Holdings for financing activities during the 13-week period ended May 4, 2008 was $13.9 million, up $12.0 million compared to the same period last year. As compared with cash flows from financial activities with Group L.P., the primary difference is related to financing costs of the senior floating rate deferred interest notes.

Capital Expenditures

Capital expenditures for the 13-week period ended May 4, 2008 were $9.2 million offset by tenant allowances of $0.5 million as compared with $10.6 million, offset by tenant allowances of $1.2 million for the 13-week period ended May 6, 2007. The decreased spending in the 13-week period ended May 4, 2008 compared with the 13-week period ended May 6, 2007 was primarily due to the slower pace of new store openings (10 vs. 15) and lower costs required for the initial implementation of our information systems. Capital expenditures for stores were $6.9 million while $2.3 million was spent on projects for continued improvement of our information systems, roll out of our debit card processing system and additional fixtures for our new warehouse corporate head-office.

In fiscal year ended February 3, 2008, the average cost to open a new store was approximately $0.6 million, including $0.4 million for capital expenditures and $0.2 million for inventory.

Debt and Commitments

We are and will continue to be significantly leveraged. Our principal sources of liquidity have been cash flow generated from operations and borrowings under our senior secured credit facility. Our principal cash requirements have been for working capital, capital expenditures and debt service. In connection with the acquisition in 2004 of substantially all of the assets of S. Rossy Inc. and Dollar A.M.A. Inc. relating to the Dollarama business, we entered into the senior secured credit facility, pursuant to which we incurred $120.0 million of term loan A borrowings and U.S.$201.3 million of term loan B borrowings ($240.0 million based on the exchange rate on the closing date of the acquisition), and the senior subordinated bridge loan facility, pursuant to which we borrowed an aggregate of $240.0 million.

On August 12, 2005, we issued U.S.$200.0 million senior subordinated notes bearing interest at 8.875% per annum payable semi annually and maturing in August 2012. We used the proceeds from the sale of these 8.875% senior subordinated notes, together with additional term loan B borrowings of U.S.$45.0 million (approximately $45.9 million based on the exchange rate on May 4, 2008) that we incurred pursuant to an amendment to our senior secured credit facility to, (i) repay the outstanding borrowings under the senior subordinated bridge loan facility, (ii) make a cash distribution to our parent and (iii) pay related fees and expenses. At that time, the outstanding borrowings under the senior subordinated bridge loan including the accrued interest were $240.5 million bearing interest at Canadian Banker’s Acceptance rate plus 8.25% per annum and would have otherwise matured in May 2006.

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

As of May 4, 2008, we and our subsidiaries had approximately $308.4 million of senior secured debt outstanding, consisting of debt outstanding under our senior secured credit facility, and U.S.$200.0 million ($203.9 million based on exchange rate on May 4, 2008) of senior subordinated debt outstanding, consisting of the 8.875% senior subordinated notes, and U.S.$185.0 million ($188.6 million based on exchange rate on May 4, 2008) of senior subordinated deferred interest debt outstanding, consisting of the senior floating rate deferred interest notes.

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

Senior Secured Credit Facility. Our senior secured credit facility consists of a (i) $65.2 million term loan A facility maturing in May 2010, denominated in Canadian dollars; (ii) U.S.$238.6 million ($243.2 million based on the exchange rate on May 4, 2008) term loan B facility maturing in November 2011, denominated in U.S. dollars; and (iii) $75.0 million revolving credit facility, denominated in Canadian dollars, which includes a $25.0 million letter of credit subfacility and a $10.0 million swingline loan subfacility. In addition, we may, under certain circumstances and subject to receipt of additional commitments from existing lenders or other eligible institutions, request additional term loan tranches or increases to the revolving loan commitments by an aggregate amount of up to $150.0 million (or the U.S. dollar equivalent thereof).

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

Previously, the applicable margin percentage was 2.25% for adjusted LIBOR rate loans and 1.25% for U.S. base rate loans. However, on May 25, 2006, the term B loan was amended. As a result, the margin percentage of 2.25% for adjusted LIBOR rate loans and 1.25% for U.S. base rate loans was decreased by 0.25%. A further 0.25% reduction will take effect if we reach a lease-adjusted leverage ratio of less than 4.75:1.

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

8.875% Senior Subordinated Notes Due 2012. The 8.875% senior subordinated notes were issued by Group L.P. and Dollarama Corporation. Interest on the senior subordinated notes accrues at 8.875% per year and is payable on the senior subordinated notes semi-annually on February 15 and August 15 of each year.

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

Senior Floating Rate Deferred Interest Notes. The senior floating rate deferred interest notes were issued by Holdings and Dollarama Group Holdings Corporation. Interest on the notes accrues and is payable semi-annually in arrears on June 15 and December 15 of each year at a rate per annum equal to 6-month LIBOR plus 5.75%, increasing to 6.25% after two years and 6.75% after three years. On each interest payment date, we may elect to pay interest in cash or not pay interest in cash, in which case interest accrues on such deferred interest at the same rate and in the same manner applicable to the principal amount of the notes. Interest on the notes is reset semi-annually.

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

Recent Accounting Pronouncements

Capital disclosures, CICA 1535 requires that an entity disclose information that enables users of its financial statements to evaluate an entity’s objectives, policies and processes for managing capital. This is effective for interim and annual financial statements relating to years beginning on or after October 1, 2007. This section was adopted as of February 4, 2008. Disclosure requirements pertaining to this section are contained in the financial statements.

CICA 3031 establishes standards for the measurement and disclosure of inventories and applies to interim and annual financial statements relating to years beginning on or after January 1, 2008. The adoption of this section had no impact on the financial statements.

These new sections, CICA 3862 (on disclosures) and CICA 3863 (on presentation) replace CICA 3861, revising and enhancing its disclosure requirements and carrying forward unchanged its presentation requirements. The new sections are effective for interim and annual financial statements for years beginning on or after October 1, 2007. These sections were adopted as of February 4, 2008. Disclosure requirements pertaining to these sections are contained in the financial statements.

CICA 3064 replaces CICA 3062 and establishes standards for the recognition, measurement and disclosure of goodwill and intangible assets. The provisions relating to the definition and initial recognition of intangible assets are equivalent to the corresponding provisions of IAS 38, Intangible Assets. CICA 1000 is amended to clarify criteria for recognition of an asset. CICA 3450 is replaced by guidance in CICA 3064. EIC 27 is no longer applicable for entities that have adopted CICA 3064. AcG 11 is amended to delete references to deferred costs and to provide guidance on development costs as intangible assets under CICA 3064. This new standard is effective for interim and annual financial statements for years beginning on or after October 1, 2008. We will evaluate the effect of this standard on its consolidated financial statements.

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. We applied this guidance beginning February 4, 2008. The adoption of this statement did not have a material impact on our results of operations or financial condition.

In December, 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in an acquire, and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for annual reporting periods beginning after December 15, 2008. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS 141R will have an impact on the accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities— an amendment of FASB Statement No. 133, (SFAS No. 161). This statement requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under SFAS No. 133 and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will evaluate the effect of this standard on its consolidated financial statements.

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

We use foreign exchange forward contracts to manage risks from fluctuations in the U.S. dollar relative to the Canadian dollar. All forward contracts are used only for risk management purposes and are designated as hedges of specific anticipated purchases of merchandise. Upon redesignation or amendment of a foreign exchange forward contract, the ineffective portion of such contracts is recognized immediately in earnings. We estimate that in the absence of our currency risk management program, every $0.01 appreciation in the Canadian dollar relative to U.S. dollar exchange rate results in approximately $1.5 million annual increase in earnings before income taxes. The seasonality of our purchases will affect the quarterly impact of this variation. We periodically examine the derivative financial instruments we use to hedge exposure to foreign currency fluctuation to ensure that these instruments are highly effective at reducing or modifying foreign exchange risk associated with the hedged item.

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

Interest Rate Risk

We use variable-rate debt to finance a portion of our operations and capital expenditures. These obligations expose us to variability in interest payments due to changes in interest rates. We have approximately $308.4 million in term loans outstanding under our senior secured credit facility based on the exchange rate on May 4, 2008, bearing interest at variable rates. Each quarter point change in interest rates would result in a $0.8 million change in interest expense on such term loans. We also have a revolving loan facility which provides for borrowings of up to $75.0 million which bears interest at variable rates. Assuming the entire revolver is drawn, each quarter point change in interest rates would result in a $0.2 million change in interest expense on our revolving loan facility.

We also have approximately $188.6 million of senior floating rate deferred interest notes based on the exchange rate on May 4, 2008, bearing interest at variable rates. Each quarter point change in interest rates would result in a $0.5 million change in interest expense on the notes.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time involved in legal proceedings of a nature considered normal to our business. We believe that none of the litigation in which we are currently involved, individually or in the aggregate, is material to our consolidated financial condition or results of operations.

On July 2, 2003, legal proceedings were instituted against S. Rossy Inc. by Party Favours before the Federal Court for trade-mark and copyright infringement as a result of the importation and sale in Canada of allegedly infringing Party Favour products. This action was amended on May 25, 2005, to include Dollarama L.P. as defendant. During the 13-week period ended May 4, 2008, we settled this claim for $250,000 in damages and will discontinue the sale of these products once the current inventory is liquidated.

One of the two other actions against us for alleged personal injuries sustained by customers in our stores, the case Pellegrino v. Dollar A.M.A. Inc. (operating as Dollarama) filed on June 17, 2004 in the Ontario Superior Court of Justice, was settled as of April 2, 2008 with the settlement covered by the insurance company. In the second case (Guiseppa Calvo v. S. Rossy Inc.) filed on May 8, 2006 in the Ontario Superior Court of Justice, the plaintiffs are alleging damages of $1.0 million. We believe that our insurance policies will cover any potential amount to be paid for this claim. While we intend to vigorously defend the claim asserted against us, we cannot predict its outcome.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended February 3, 2008.

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

Dollarama Group Holdings L.P.

		By:	Dollarama Group Holdings GP ULC, its general partner

Dollarama Group L.P.

		By:	Dollarama Group GP Inc.,
its general partner

Dated:	June 16, 2008	By:	/s/ Larry Rossy
		Name:	Larry Rossy
		Title:	Chief Executive Officer, and Director

Dated:	June 16, 2008	By:	/s/ Robert Coallier
		Name:	Robert Coallier
		Title:	Chief Financial Officer and Secretary