Form 10-Q
period 2008-08-03
Dollarama Group Holdings L.P.
filed 2008-09-17
CIK 1401140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2008
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

Dollarama Group Holdings L.P. and
Dollarama Group L.P.
Interim Consolidated Balance Sheets

(expressed in thousands of Canadian dollars)

	Dollarama Group Holdings L.P.		Dollarama Group L.P.

	As of August 3, 2008 $	As of February 3, 2008 $	As of August 3, 2008 $	As of February 3, 2008 $
	(unaudited)		(unaudited)

Assets

Current assets
Cash and cash equivalents	54,825	26,214	54,809	26,200
Accounts receivable	2,029	3,363	2,029	3,363
Income taxes recoverable	1,612	1,522	1,599	1,504
Deposits and prepaid expenses	12,790	11,519	12,790	11,519
Derivative financial instruments (note 5)	8,863	-	8,863	-
Merchandise inventories	191,039	198,500	191,039	198,500

	271,158	241,118	271,129	241,086

Property and equipment	118,031	111,936	118,031	111,936

Goodwill	727,782	727,782	727,782	727,782

Other intangible assets	115,904	117,147	115,904	117,147

	1,232,875	1,197,983	1,232,846	1,197,951

Liabilities

Current liabilities
Accounts payable	32,216	23,500	31,389	22,910
Accrued expenses and other	40,560	43,062	37,460	40,084
Derivative financial instruments (note 5)	81,571	94,239	81,571	94,239
Current portion of long-term debt (note 3)	26,700	25,734	26,700	25,734

	181,047	186,535	177,120	182,967

Long-term debt (note 3)	665,139	653,006	470,262	474,553

Other liabilities	27,131	27,281	27,131	27,281

	873,317	866,822	674,513	684,801

Commitments, contingencies and guarantee (note 4)

Partners’ Capital

General partner	374	374	374	374

Limited partner	161,346	163,158	345,581	347,395

Contributed surplus	3,092	2,649	3,092	2,649

Retained earnings	191,365	172,504	205,905	170,256

Accumulated other comprehensive income (loss)	3,381	(7,524)	3,381	(7,524)

	359,558	331,161	558,333	513,150

	1,232,875	1,197,983	1,232,846	1,197,951

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group Holdings L.P.
Interim Consolidated Statement of Partners’ Capital
(Unaudited)

(expressed in thousands of Canadian dollars)

	General partner capital $	Limited partner capital $	Contributed surplus $	Retained earnings $	Accumulated other comprehensive income (loss) $	Total $

Balance – February 4, 2007	374	167,103	1,337	83,635	6,782	259,231

Other comprehensive income
Net earnings for the period	-	-	-	44,231	-	44,231
Unrealized loss on derivative financial instruments, net of reclassification adjustments	-	-	-	-	(19,161)	(19,161)

Total comprehensive income	-	-	-	44,231	(19,161)	25,070

Stock-based compensation (note 6)	-	-	868	-	-	868
Capital distributions	-	(2,143)	-	-	-	(2,143)

Balance – August 5, 2007	374	164,960	2,205	127,866	(12,379)	283,026

Balance – February 3, 2008	374	163,158	2,649	172,504	(7,524)	331,161

Other comprehensive income
Net earnings for the period	-	-	-	18,861	-	18,861
Unrealized gain on derivative financial instruments, net of reclassification adjustments	-	-	-	-	10,905	10,905

Total comprehensive income	-	-	-	18,861	10,905	29,766

Stock-based compensation (note 6)	-		443	-	-	443
Capital distributions	-	(1,812)	-	-	-	(1,812)

Balance – August 3, 2008	374	161,346	3,092	191,365	3,381	359,558

The sum of retained earnings and accumulated other comprehensive income (loss) amounted to $194,746 as of August 3, 2008 (February 3, 2008 - $164,980; August 5, 2007 - $115,487).

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group L.P.
Interim Consolidated Statement of Partners’ Capital
(Unaudited)

(expressed in thousands of Canadian dollars)

	General partner capital $	Limited partner capital $	Contributed surplus $	Retained earnings $	Accumulated other comprehensive income (loss) $	Total $

Balance – February 4, 2007	374	389,313	1,337	93,478	6,782	491,284

Other comprehensive income
Net earnings for the period	-	-	-	32,435	-	32,435
Unrealized loss on derivative financial instruments, net of reclassification adjustments	-	-	-	-	(19,161)	(19,161)

Total comprehensive income	-	-	-	32,435	(19,161)	13,274

Stock-based compensation (note 6)	-	-	868	-	-	868
Capital distributions	-	(29,513)	-	-	-	(29,513)

Balance – August 5, 2007	374	359,800	2,205	125,913	(12,379)	475,913

Balance – February 3, 2008	374	347,395	2,649	170,256	(7,524)	513,150

Other comprehensive income
Net earnings for the period	-	-	-	35,649	-	35,649
Unrealized gain on derivative financial instruments, net of reclassification adjustments	-	-	-	-	10,905	10,905

Total comprehensive income	-	-	-	35,649	10,905	46,554

Stock-based compensation (note 6)	-	-	443	-	-	443
Capital distributions	-	(1,814)	-	-	-	(1,814)

Balance – August 3, 2008	374	345,581	3,092	205,905	3,381	558,333

The sum of retained earnings and accumulated other comprehensive income (loss) amounted to $209,286 as of August 3, 2008 (February 3, 2008 - $162,732; August 5, 2007 - $113,534).

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group Holdings L.P.
Interim Consolidated Statement of Earnings
(Unaudited)

(expressed in thousands of Canadian dollars)

	For the 13-week period ended August 3, 2008 $	For the 13-week period ended August 5, 2007 $	For the 26-week period ended August 3, 2008 $	For the 26-week period ended August 5, 2007 $

Sales	264,271	233,205	501,086	449,080

Cost of sales and expenses
Cost of sales	171,142	152,117	331,347	297,413
General, administrative and store operating expenses	52,238	41,527	100,767	84,844
Amortization	5,565	4,239	10,338	8,338

	228,945	197,883	442,452	390,595

Operating income	35,326	35,322	58,634	58,485

Amortization of financing costs	1,479	2,169	2,722	3,784
Interest expense	13,186	16,613	27,301	33,875
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	1,102	(9,396)	9,556	(23,624)

Earnings before income taxes	19,559	25,936	19,055	44,450

Provision for current income taxes	149	177	194	219

Net earnings for the period	19,410	25,759	18,861	44,231

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group L.P.
Interim Consolidated Statement of Earnings
(Unaudited)

(expressed in thousands of Canadian dollars)

	For the 13-week period ended August 3, 2008 $	For the 13-week period ended August 5, 2007 $	For the 26-week period ended August 3, 2008 $	For the 26-week period ended August 5, 2007 $

Sales	264,271	233,205	501,086	449,080

Cost of sales and expenses
Cost of sales	171,142	152,117	331,347	297,413
General, administrative and store operating expenses	52,227	41,526	100,756	84,843
Amortization	5,565	4,239	10,338	8,338

	228,934	197,882	442,441	390,594

Operating income	35,337	35,323	58,645	58,486

Amortization of financing costs	1,086	1,078	2,083	2,146
Interest expense	8,574	10,836	17,440	21,863
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	(466)	976	3,302	1,842

Earnings before income taxes	26,143	22,433	35,820	32,635

Provision for current income taxes	126	158	171	200

Net earnings for the period	26,017	22,275	35,649	32,435

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group Holdings L.P.
Interim Consolidated Statement of Cash Flows
(Unaudited)

(expressed in thousands of Canadian dollars)

	For the 13-week period ended August 3, 2008 $	For the 13-week period ended August 5, 2007 $	For the 26-week period ended August 3, 2008 $	For the 26-week period ended August 5, 2007 $

Operating activities
Net earnings for the period	19,410	25,759	18,861	44,231
Adjustments for
Amortization of property and equipment	5,545	4,101	10,713	8,057
Amortization of intangible assets	591	918	1,285	1,848
Change in fair value of derivatives	(4,279)	17,608	(10,626)	52,392
Amortization of financing costs	1,479	2,169	2,722	3,784
Foreign exchange loss (gain) on long-term debt	4,634	(33,265)	19,947	(81,600)
Amortization of unfavourable lease rights	(571)	(780)	(1,660)	(1,567)
Deferred lease inducements	342	425	791	1,134
Deferred leasing costs	-	(420)	(160)	(420)
Deferred tenant allowances	816	527	1,314	1,767
Amortization of deferred tenant allowances	(325)	(227)	(595)	(431)
Stock-based compensation	221	125	443	868
Amortization of deferred leasing costs	57	37	118	74
Capitalized interest on long-term debt	10,071	-	10,071	-
Other	14	11	13	24

	38,005	16,988	53,237	30,161
Changes in non-cash working capital components	(150)	(35,283)	13,648	(35,972)

	37,855	(18,295)	66,885	(5,811)

Investing activities
Purchase of property and equipment	(7,759)	(9,383)	(16,912)	(20,002)
Proceeds on disposal of property and equipment	29	55	91	93

	(7,730)	(9,328)	(16,821)	(19,909)

Financing activities
Financing costs	-	(49)	(208)	(268)
Increase in bank indebtedness	-	10,000	-	10,000
Repayment of long-term debt	(6,623)	(16,260)	(19,433)	(16,935)
Capital distributions	(921)	(1,111)	(1,812)	(2,143)

	(7,544)	(7,420)	(21,453)	(9,346)

Increase (decrease) in cash and cash equivalents	22,581	(35,043)	28,611	(35,066)

Cash and cash equivalents – Beginning of period	32,244	47,680	26,214	47,703

Cash and cash equivalents – End of period	54,825	12,637	54,825	12,637

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group L.P.
Interim Consolidated Statement of Cash Flows
(Unaudited)

(expressed in thousands of Canadian dollars)

	For the 13-week period ended August 3, 2008 $	For the 13-week period ended August 5, 2007 $	For the 26-week period ended August 3, 2008 $	For the 26-week period ended August 5, 2007 $

Operating activities
Net earnings for the period	26,017	22,275	35,649	32,435
Adjustments for
Amortization of property and equipment	5,544	4,101	10,713	8,057
Amortization of intangible assets	591	918	1,285	1,848
Change in fair value of derivatives	(4,279)	17,608	(10,626)	52,392
Amortization of financing costs	1,086	1,078	2,083	2,146
Foreign exchange loss (gain) on long-term debt	3,251	(22,893)	14,025	(56,134)
Amortization of unfavourable lease rights	(571)	(780)	(1,660)	(1,567)
Deferred lease inducements	342	425	791	1,134
Deferred leasing costs	-	(420)	(160)	(420)
Deferred tenant allowances	816	527	1,314	1,767
Amortization of deferred tenant allowances	(325)	(227)	(595)	(431)
Stock-based compensation	221	125	443	868
Amortization of deferred leasing costs	57	37	118	74
Other	15	11	13	24

	32,765	22,785	53,393	42,193
Changes in non-cash working capital components	5,090	(29,371)	13,284	(36,515)

	37,855	(6,586)	66,677	5,678

Investing activities
Purchase of property and equipment	(7,759)	(9,383)	(16,912)	(20,002)
Proceeds on disposal of property and equipment	29	55	91	93

	(7,730)	(9,328)	(16,821)	(19,909)

Financing activities
Increase in bank indebtedness	-	10,000	-	10,000
Repayment of long-term debt	(6,623)	(650)	(19,433)	(1,325)
Capital distributions	(922)	(28,481)	(1,814)	(29,513)

	(7,545)	(19,131)	(21,247)	(20,838)

Increase (decrease) in cash and cash equivalents	22,580	(35,045)	28,609	(35,069)

Cash and cash equivalents – Beginning of period	32,229	47,671	26,200	47,695

Cash and cash equivalents – End of period	54,809	12,626	54,809	12,626

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group Holdings L.P. and
Dollarama Group L.P.
Notes to Interim Consolidated Financial Statements
(Unaudited)
August 3, 2008

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

In the opinion of management of Dollarama Group GP Inc., acting in its capacity as general partner of the Dollarama Group L.P., and of management of Dollarama Group Holdings ULC acting in its capacity as general partner of Dollarama Group Holdings L.P., the unaudited interim consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position and results of operations and cash flows in accordance with Canadian GAAP. The results reported in these financial statements are not necessarily indicative of the results that may be expected for the entire year. Historically, the last quarter of the year has presented a higher level of activity and produced better results than the first three quarters. Unless otherwise stated, the information contained herein applies to both Dollarama Group L.P. and Dollarama Group Holdings L.P. (collectively referred to as the “Partnership”).

2	Changes in accounting policies

Capital disclosures

In December 2006, the Canadian Institute of Chartered Accountants (“CICA”) published Handbook Section 1535, “Capital Disclosures”. This new standard establishes disclosure requirements concerning capital such as: qualitative information about its objectives, policies and processes for managing capital; quantitative data about what it regards as capital; whether it has complied with any externally imposed capital requirements and, if not, the consequences of such non-compliance. This Section was adopted as of February 4, 2008. Disclosure requirements pertaining to this Section are contained in note 7.

Financial instruments – Disclosure and presentation

In December 2006, the CICA published two new sections: Section 3862, “Financial Instruments – Disclosures”, and Section 3863, “Financial Instruments – Presentation”. These new standards replace Section 3861, “Financial Instruments – Disclosure and Presentation”, revising and enhancing its disclosure requirements, and carrying forward unchanged its presentation requirements. These Sections were adopted as of February 4, 2008. Disclosure requirements pertaining to these Sections are contained in note 8.

Dollarama Group Holdings L.P. and
Dollarama Group L.P.
Notes to Interim Consolidated Financial Statements
(Unaudited)
August 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Inventories

In June 2007, the CICA published Section 3031, “Inventories”. This new standard establishes measurement and disclosure requirements concerning inventories. It was adopted as of February 4, 2008 and had no impact on the Partnership’s financial statements.

Intangible assets

CICA 3064 replaces CICA 3062 and establishes standards for the recognition, measurement and disclosure of goodwill and intangible assets. The provisions relating to the definition and initial recognition of intangible assets are equivalent to the corresponding provisions of IAS 38, “Intangible Assets”. CICA 1000 is amended to clarify the criteria for recognition of an asset. CICA 3450 is replaced by guidance in CICA 3064. EIC-27 is no longer applicable for entities that have adopted CICA 3064. AcG-11 is amended to delete references to deferred costs and to provide guidance on development costs as intangible assets under CICA 3064. This new standard is effective for interim and annual financial statements for years beginning on or after October 1, 2008. The Partnership will evaluate the effect of this standard on its consolidated financial statements.

Dollarama Group Holdings L.P. and
Dollarama Group L.P.
Notes to Interim Consolidated Financial Statements
(Unaudited)
August 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

3	Long-term debt

Long-term debt outstanding consists of the following:

Dollarama Group L.P.

	As of August 3, 2008 $	As of February 3, 2008 $

Senior subordinated notes (US$200,000,000), maturing in August 2012, bearing interest at 8⅞%, payable semi-annually	205,420	198,800
Term bank loan of US$237,976,918 (February 3, 2008 - US$239,194,191), maturing in November 2011, repayable in quarterly capital instalments of US$608,637. Advances under the term bank loan bear interest at rates ranging from 0.75% to 1.0% above the bank’s prime rate. However, borrowings under the term bank loan by way of LIBOR loans bear interest at rates ranging from 1.75% to 2.0% per annum above the bank’s LIBOR	244,426	237,759
Term bank loan, maturing in May 2010, repayable in quarterly capital instalments varying from $1,500,000 to $7,500,000. Advances under the term bank loan bear interest at rates varying from 0.75% to 1.25% per annum above the bank’s prime rate. However, borrowings under the term bank loan by way of bankers’ acceptances bear interest at rates varying from 1.75% to 2.25% per annum above the bankers’ acceptance rate	59,195	77,390

	509,041	513,949
Less: Current portion	26,700	25,734

	482,341	488,215
Less: Financing costs	12,079	13,662

	470,262	474,553

Dollarama Group Holdings L.P. and
Dollarama Group L.P.
Notes to Interim Consolidated Financial Statements
(Unaudited)
August 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Dollarama Group Holdings L.P.

	As of August 3, 2008 $	As of February 3, 2008 $

Balance as per Dollarama Group L.P.	509,041	513,949
Senior subordinated deferred interest notes (US$194,785,000; February 3, 2008 – US$185,000,000), maturing in August 2012, interest accrues semi-annually in arrears commencing in June 2007 at a rate per annum equal to 6-month LIBOR plus 5.75%, increasing to 6.25% in December 2008 and 6.75% in December 2009	200,064	183,890

	709,105	697,839
Less: Current portion	26,700	25,734

	682,405	672,105
Less: Financing costs and discount	17,266	19,099

	665,139	653,006

4	Commitments, contingencies and guarantee

As of August 3, 2008, there were contractual obligations for operating leases amounting to approximately $467,836,000. The leases extend over various periods up to the year 2024.

The basic annual rent, exclusive of contingent rentals, for the next five years and thereafter is as follows:

$

2009	63,076
2010	60,719
2011	57,584
2012	53,325
2013	48,433
Thereafter	184,699

Dollarama Group Holdings L.P. and
Dollarama Group L.P.
Notes to Interim Consolidated Financial Statements
(Unaudited)
August 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

The rent and contingent rent expense of operating leases for store, warehouse, distribution centre and corporate headquarters included in the interim consolidated statements of earnings are as follows:

	For the 13-week period ended		For the 26-week period ended
	August 3, 2008 $	August 5, 2007 $	August 3, 2008 $	August 5, 2007 $

Basic rent	16,122	13,637	32,374	27,139
Contingent rent	511	112	894	406

	16,633	13,749	33,268	27,545

An action against us for alleged personal injuries sustained by a customer in one of our stores, (Guiseppa Calvo v. S. Rosey Inc.) was filed May 8, 2006 in the Ontario Superior Court of Justice. The plaintiff is alleging damages of $1.0 million. We believe that our insurance policies will cover any potential amount to be paid for this claim. While we intend to vigorously defend the claim asserted against us, we cannot predict its outcome.

The Partnership believes that this suit is without substantial merit and should not result in a judgment which would have a material adverse effect on its financial statements.

Dollarama Group Holdings L.P. and
Dollarama Group L.P.
Notes to Interim Consolidated Financial Statements
(Unaudited)
August 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

5	Derivative financial instruments

The fair value of derivative financial instruments is as follows:

	Fair value

	As of August 3, 2008 $	As of February 3, 2008 $	Qualify for hedge accounting	Nature of hedging relationship

Foreign currency and interest rate swap agreements	(42,478)	(50,806)	No	-
Foreign exchange forward contracts	8,863	(4,507)	Yes	Cash flow hedge
Foreign currency swap agreements	(26,864)	(24,891)	Yes	Cash flow hedge
Foreign currency swap agreement	(12,229)	(14,035)	No	-

	(72,708)	(94,239)

Derivative financial instruments – current assets	8,863	-
Derivative financial instruments – current liabilities	(81,571)	(94,239)

	(72,708)	(94,239)

Foreign exchange swap agreements

On July 22, 2008, the Partnership entered into a foreign currency swap agreement with its lenders to replace a foreign currency swap agreement expiring on August 15, 2008. This new foreign currency swap agreement was undertaken to modify part of the foreign exchange risk associated with the capital and interest payments on the US$200,000,000 senior subordinated notes (note 3) and qualifies as a cash flow hedge. The new agreement calls for the Partnership to exchange fixed amounts as follows:

Date	Frequency	Amount paid by Partnership	Amount received from lender

August 15, 2008	Once	US$70,000	CA$70,679
August 15, 2012	Once	CA$70,679	US$70,000
February 15, 2009 to August 15, 2012	Semi-annual	CA$3,191	US$3,106

Dollarama Group Holdings L.P. and
Dollarama Group L.P.
Notes to Interim Consolidated Financial Statements
(Unaudited)
August 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

The foreign currency swap agreement expiring on August 15, 2008 no longer qualifies as a cash flow hedge as of July 22, 2008. As a result, a loss of $307,000 was reclassified from Accumulated other comprehensive income to earnings under Foreign exchange loss (gain) on derivative financial instruments and long-term debt.

Changes in fair value

Changes in fair value of the foreign currency and interest rate swap agreements are reported in earnings under Foreign exchange loss (gain) on derivative financial instruments and long-term debt. Accordingly, a gain of $3,545,000 (August 5, 2007 – loss of $13,113,000) was recorded in earnings for the 13-week period ended August 3, 2008 and a gain of $8,330,000 (August 5, 2007 – loss of $32,133,000) was recorded in earnings for the 26-week period ended August 3, 2008.

The fair value of the foreign exchange forward contracts is recorded in Accumulated other comprehensive income (loss) and is reclassified to earnings under Cost of sales when the underlying inventory is sold. In addition to the fair value of the foreign exchange forward contracts representing a gain of $8,863,000 as of August 3, 2008 (August 5, 2007 – loss of $8,481,000), accumulated other comprehensive income (loss) includes a loss of $1,683,000 (August 5, 2007 – loss of $3,683,000) on foreign exchange forward contracts settled before August 3, 2008 which will be reported in earnings when the related inventory is sold.

The fair value of the foreign currency swap agreements is recorded in Accumulated other comprehensive income (loss). A portion of the changes in the fair value of foreign currency swap agreements (representing the offsetting impact of the conversion of the notes from US dollars to Canadian dollars at the balance sheet date) is reclassified from Accumulated other comprehensive income (loss) to earnings under Foreign exchange loss (gain) on derivative financial instruments and long-term debt. Accordingly, for the 13-week period ended August 3, 2008, a gain of $1,560,000 (August 5, 2007 – loss of $10,600,000) and for the 26-week period ended August 3, 2008, a gain of $6,620,000 (August 5, 2007 – loss of $26,200,000) were reclassified from Accumulated other comprehensive income (loss) to earnings.

6	Stock-based compensation

Dollarama Capital Corporation (“DCC”), the parent company of the Partnership, adopted a management option plan (the “Plan”) whereby managers, directors and employees of the Partnership may be granted stock options to acquire shares of DCC. The number and characteristics of stock options granted are determined by the Board of DCC and the options will have a life not exceeding 10 years.

An option may only be exercised with respect to Class B common shares and Class B preferred shares in the same proportion of total Class B common shares and Class B preferred shares underlying the option.

Dollarama Group Holdings L.P. and
Dollarama Group L.P.
Notes to Interim Consolidated Financial Statements
(Unaudited)
August 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

	Number of Class B common share options		Weighted average purchase price	Number of Class B preferred share options		Weighted average purchase price

	Service	Performance		Service	Performance
			$			$

Outstanding – February 4, 2007	613,931	1,227,862	1.00	1,752,662	3,505,324	0.70
Granted	266,491	532,982	8.41	760,800	1,521,600	1.30

Outstanding – February 3, 2008	880,422	1,760,844	3.24	2,513,462	5,026,924	0.88

Outstanding – August 3, 2008	880,422	1,760,844	3.24	2,513,462	5,026,924	0.88

Exercisable – August 3, 2008	404,053	-		1,153,500	-

7	Capital disclosures

Capital is defined as long-term debt, Partners’ capital excluding accumulated other comprehensive income and the fair value of cash flow hedges.

	Dollarama Group Holdings L.P.		Dollarama Group L.P.

	As of August 3, 2008 $	As of February 3, 2008 $	As of August 3, 2008 $	As of February 3, 2008 $

Long-term debt, including current portion	691,839	678,740	496,962	500,287
Foreign currency and interest rate swap agreements	26,864	38,926	39,094	38,926
Partners’ capital	356,177	338,685	554,952	520,674

Total capital	1,074,880	1,056,351	1,091,008	1,059,887

The Partnership’s objectives when managing capital are to:

•	provide a strong capital base so as to maintain investor, creditor and market confidence and to sustain future development of the business;
•	maintain a flexible capital structure that optimizes the cost of capital at acceptable risk and preserves the ability to meet financial obligations; and
•	ensure sufficient liquidity to pursue its organic growth strategy.

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
August 3, 2008

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

The Partnership uses EBITDA and EBITDAR as a measurement to monitor performance. Both measures, as presented, are not recognized for financial statement presentation purposes under Canadian GAAP and do not have a standardized meaning. Therefore, they are not likely to be comparable to similar measures presented by other entities.

The Partnership is subject to financial covenants pursuant to the credit facility agreements, which are measured on a quarterly basis. These include the leverage and debt service ratios presented above. The Partnership is in compliance with all such covenants.

8	Financial instruments

Classification of financial instruments

The classification of financial instruments as of August 3, 2008 is detailed below and their respective carrying amounts equal their fair values.

Cash and cash equivalents, totalling $54,809 for Dollarama Group L.P. and $54,825 for Dollarama Group Holdings L.P., are classified as held for trading, which refers to financial assets and financial liabilities typically acquired or assumed for the purpose of selling or repurchasing the instrument in the near term. The financial instrument is recorded at fair market value determined using market prices. Interest earned, gains and losses realized on disposal and unrealized gains and losses from the change in fair value are reflected in consolidated earnings.

Accounts receivable, totalling $2,029, are classified as loans and receivables, which refers to non-derivative financial assets resulting from the delivery of cash or other assets by a lender to a borrower in return for a promise to repay on a specified date, or on demand.

Accounts payable ($31,389 – Dollarama Group L.P. and $32,216 - Dollarama Group Holdings L.P.), accrued expenses and other ($37,460 – Dollarama Group L.P. and $40,560 – Dollarama Group Holdings L.P.), and long-term debt ($509,041 – Dollarama Group L.P. and $709,105 – Dollarama Group Holdings L.P.) are classified as other liabilities. Other liabilities are recorded at amortized cost using the effective interest method.

Dollarama Group Holdings L.P. and
Dollarama Group L.P.
Notes to Interim Consolidated Financial Statements
(Unaudited)
August 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Financial risk factors

The Partnership’s activities expose it to a variety of financial risks: market risk (including currency risk, fair value interest rate risk and cash flow interest rate risk), credit risk and liquidity risk. The Partnership’s overall risk management program focuses on the unpredictability of the financial market and seeks to minimize potential adverse effects on the Partnership’s financial performance. The Partnership uses derivative financial instruments to hedge certain risk exposures.

Risk management is carried out by the finance department under practices approved by the Board of Directors. This department identifies, evaluates and hedges financial risks based on the requirements of the organization. The Board provides guidance for overall risk management, covering specific areas such as foreign exchange risk, interest rate risk, credit risk and use of derivative financial instruments.

a)	Market risk

i)	Currency risk

The Partnership is exposed to foreign exchange risks arising from (1) US dollar-denominated debt which is partially hedged by foreign currency swap agreements, and (2) the purchase of imported merchandise using US dollars, which are partially covered by foreign exchange forward contracts.

The Partnership’s risk management policy is to hedge up to 100% of anticipated cash flows required for purchases of merchandise in US dollars over the next rolling 12 months.

The Partnership uses foreign exchange forward contracts to manage risks from fluctuations in the US dollar relative to the Canadian dollar. All forward contracts are used only for risk management purposes and are designated as hedges of specific anticipated purchases of merchandise. Upon redesignation or amendment of a foreign exchange forward contract, the ineffective portion of such contracts is recognized immediately in earnings. The Partnership estimates that in the absence of its currency risk management program, every $0.01 appreciation in the Canadian dollar relative to the US dollar exchange rate would result in an annual increase in operating earnings of approximately $1.5 million. The seasonality of the Partnership’s purchases would affect the quarterly impact of this variation. The Partnership periodically examines the derivative financial instruments it uses to hedge exposure to foreign currency fluctuations to ensure that these instruments are highly effective at reducing or modifying foreign exchange risk associated with the hedged item.

In addition, a majority of the Partnership’s debt is in US dollars. Therefore, a downward fluctuation in the exchange rate of the Canadian dollar versus the US dollar would reduce the funds available to service its US dollar-denominated debt. As required by the terms of its senior secured credit facility, the Partnership has entered into two swap agreements consisting of a foreign currency swap and an interest rate swap that expire on January 31, 2011 to minimize its exposure to exchange rate and interest rate fluctuations in respect of its LIBOR-based US dollar-denominated term loans. The Partnership records the fair value of the swap agreements as a reduction of foreign exchange loss on long-term debt in its consolidated statement of earnings and in derivative financial instruments on the balance sheet.

Dollarama Group Holdings L.P. and
Dollarama Group L.P.
Notes to Interim Consolidated Financial Statements
(Unaudited)
August 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

The Partnership entered into other swap agreements consisting of foreign currency swaps to minimize its exposure to exchange rate fluctuations in respect of its 8.875% senior subordinated notes. These swap agreements, with the exception of the swap maturing on August 15, 2008, qualify for hedge accounting and their fair value is deferred in a separate component in the Partnership’s consolidated statement of partners’ capital until the underlying hedged transactions are reported in its consolidated statement of earnings.

Dollarama Group Holdings L.P. has US$194.8 million of senior floating rate deferred interest notes. The Partnership has not entered into a foreign currency swap agreement as of August 3, 2008 and thus is exposed to exchange rate fluctuations.

ii)	Interest rate risk
The Partnership’s interest rate risk arises from long-term borrowings. Borrowings issued at variable rates expose the Partnership to cash flow interest rate risk. Borrowings issued at fixed rate expose the Partnership to fair value interest rate risk.

When appropriate, the Partnership analyzes its interest risk exposure. Various scenarios are simulated, taking into consideration refinancing, renewal of existing positions, alternative financing and hedging. Based on these scenarios, the Partnership calculates the impact on earnings of a defined interest rate shift. It uses variable-rate debt to finance a portion of its operations and capital expenditures. These obligations expose it to variability in interest payments due to changes in interest rates. It has approximately $303.6 million in term loans outstanding, under its senior secured credit facility based on the exchange rate on August 3, 2008, bearing interest at variable rates. Each quarter point change in interest rates would result in a $0.8 million change in interest expense on such term loans. The Partnership also has a revolving loan facility that provides for borrowings of up to $75.0 million, which bears interest at variable rates. Assuming the entire revolver is drawn, each quarter point change in interest rates would result in a $0.2 million change in interest expense on its revolving loan facility.

Dollarama Group Holdings L.P. also has approximately $200.1 million of senior floating rate deferred interest notes based on the exchange rate on August 3, 2008, bearing interest at variable rates. Each quarter point change in interest rates would result in a $0.5 million change in interest expense on the notes.

b)	Credit risk
The Partnership is exposed to credit risk to the extent of non-payment by counterparties of its financial instruments. The Partnership has credit policies covering financial exposures. The maximum exposure to credit risk at the balance sheet date is represented by the carrying value of each financial asset, including derivate financial instruments. The Partnership mitigates this credit risk by dealing with counterparties which are major financial institutions that the Partnership anticipates will satisfy their contractual obligations.
The Partnership is exposed to credit risk on accounts receivable from its landlords for tenant allowances. In order to reduce this risk, the Partnership retains rent payments until accounts receivable are fully satisfied.

Dollarama Group Holdings L.P. and
Dollarama Group L.P.
Notes to Interim Consolidated Financial Statements
(Unaudited)
August 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

c)	Liquidity risk
Liquidity risk is the risk that the Partnership will not be able to meet its obligations as they fall due. As at August 3, 2008, the Partnership had credit facilities of $75.0 million (February 3, 2008 – $75.0 million), and outstanding letters of credit of US$1.1 million (February 3, 2008 – US$0.9 million).

The contractual maturities of the Partnership’s financial liabilities as at August 3, 2008 are summarized in the following table:

	Carrying amount $	Contractual cash flows $	Under 1 year $	From 1 to 2 years $	From 2 to 5 years $	Over 5 years $

Non-derivative financial liabilities
Accounts payable	31,389	31,389	31,389	-	-	-
Accrued expenses and other	37,460	37,460	37,460	-	-	-
Senior subordinated notes	205,420	205,420	-	-	205,420	-
Term bank loans – A	59,195	59,195	27,000	32,195	-	-
Term bank loans – B	244,426	244,426	2,500	2,500	239,426	-

Derivative financial instruments
Foreign currency and interest rate swap agreements	42,478	42,478	8,716	12,926	20,836	-
Foreign currency swap agreements	39,093	39,093	12,229	-	26,864	-

Total Dollarama Group L.P.	659,461	659,461	119,294	47,621	492,546	-

Non-derivative financial liabilities
Accounts payable	827	827	827	-	-	-
Accrued expenses and other	3,100	3,100	3,100	-	-	-
Senior subordinated deferred interest notes	200,064	200,064	-	-	200,064	-

Total Dollarama Group Holdings L.P.	863,452	863,452	123,221	47,621	692,610	-

Foreign currencies

Monetary assets and liabilities denominated in foreign currencies are translated at period-end exchange rates while non-monetary assets and liabilities are translated at historic rates. Revenues and expenses are translated at prevailing market rates in the recognition period. The resulting exchange gains or losses are recorded in the interim consolidated statement of earnings.

Dollarama Group Holdings L.P. and
Dollarama Group L.P.
Notes to Interim Consolidated Financial Statements
(Unaudited)
August 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Dollarama Group Holdings L.P.

	For the 13-week period ended August 3, 2008 $	For the 13-week period ended August 5, 2007 $	For the 26-week period ended August 3, 2008 $	For the 26-week period ended August 5, 2007 $

Foreign exchange loss (gain) on derivative financial instruments and long-term debt	1,102	(9,396)	9,556	(23,624)
Foreign exchange loss (gain) included in cost of sales	2,350	(1,166)	8,442	(1,358)

Aggregate foreign exchange loss (gain) included in net earnings	3,452	(10,562)	17,998	(24,982)

Dollarama Group L.P.

	For the 13-week period ended August 3, 2008 $	For the 13-week period ended August 5, 2007 $	For the 26-week period ended August 3, 2008 $	For the 26-week period ended August 5, 2007 $

Foreign exchange loss (gain) on derivative financial instruments and long-term debt	(466)	976	3,302	1,842
Foreign exchange loss (gain) included in cost of sales	2,350	(1,166)	8,442	(1,358)

Aggregate foreign exchange loss (gain) included in net earnings	1,884	(190)	11,744	(484)

9	Related party transactions

Included in expenses are management fees of $1,590,000 for the 26-week period ended August 3, 2008 (for the 26-week period ended August 5, 2007 – $1,624,000) charged by an affiliate of Bain Capital Partners VIII, LP, the private equity firm that controls the Partnership’s parent. Included in expenses are management fees of $795,000 for the 13-week period ended August 3, 2008 (for the 13-week period ended August 5, 2007 – $790,000) charged by an affiliate of Bain Capital Partners VIII, LP.

Expenses charged by related parties, which mainly comprise rent, total $4,770,000 for the 26-week period ended August 3, 2008 (for the 26-week period ended August 5, 2007 – $3,285,000). Expenses charged by related parties, which mainly comprise rent, total $2,404,000 for the 13-week period ended August 3, 2008 (for the 13-week period ended August 5, 2007 – $1,634,000).

Dollarama Group Holdings L.P. and
Dollarama Group L.P.
Notes to Interim Consolidated Financial Statements
(Unaudited)
August 3, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

There is no amount receivable from a related party included in accounts receivable as of August 3, 2008 (February 3, 2008 – $561,000).

Included in accrued expenses and other is $792,000 as at August 3, 2008 (February 3, 2008 – $1,500,000) payable to Bain Capital Partners VIII, LP.

These transactions were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

10	Reconciliation of accounting principles generally accepted in Canada and the United States

The Partnership has prepared these interim consolidated financial statements in accordance with Canadian generally accepted accounting principles, which conform in all material respects to those in the United States.

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

Forward-Looking Statements

Except for historical information contained herein, the statements in this document are forward-looking. Forward-looking statements involve known and unknown risks and uncertainties, including those that are described elsewhere in this report. Such risks and uncertainties may cause actual results in future periods to differ materially from forecasted results. Those risks include, among others, changes in consumer buying trends, changes in inventory and equipment costs and availability, seasonal changes in customer demand, pricing actions by competitors and general changes in economic conditions, and are referred to in Part II of this report under Item 1A.

Overview

We are the leading operator of dollar discount stores in Canada. Based on our internal review of publicly available information, we believe that we have more than 3.7 times the number of stores as compared to our next largest competitor in Canada. Our core markets are Ontario and Québec. As of August 3, 2008, we operated 536 Dollarama stores, including 407 stores located in Ontario and Québec. Our stores offer a varied mix consisting of both consumables and semi-durables, which are sold mainly in individual or multiple units primarily at a price of $1.00. We have a well diversified supply base, sourcing our merchandise from both North American and overseas suppliers. All of our stores are company-operated, and nearly all are located in high-traffic areas such as strip malls and shopping centers in metropolitan areas, mid-sized cities, or small towns.

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

Factors Affecting Our Results of Operations

Sales

We recognize sales at the time the customer tenders payment for and take possession of the merchandise. All sales are final. Comparable store sales is a measure of the percentage increase or decrease of the sales of stores open for at least the prior 13 complete fiscal months and that remain open at the end of the period, relative to the same period in the prior year. We include sales from relocated stores and expanded stores in comparable store sales. The primary drivers of comparable store sales performance are the average number of items purchased by customers per visit, changes in traffic, and store expansions and relocations. To increase comparable store sales, we focus on expanding our stores and offering a wide selection of merchandise that offer high quality and good value at attractive and well-maintained updated store formats, in convenient locations.

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

We have historically reduced our cost of sales by shifting more of our sourcing to low-cost foreign suppliers. For the fiscal year ended February 3, 2008, direct overseas sourcing accounted for 57.5% of our purchases compared to 53.1% for the fiscal year ended February 4, 2007. There have been no significant changes in our sourcing mix as of August 3, 2008. We purchase merchandise from foreign suppliers mainly in China, but also from Hong Kong, India, Indonesia, Italy, Pakistan, Poland, Singapore, Taiwan, Thailand, Turkey and United Kingdom. As a result, our cost of sales is impacted by the fluctuation of foreign currencies against the Canadian dollar. In particular, we purchase a majority of our imported merchandise from suppliers in China using U.S. dollars. Therefore, our cost of sales is impacted by the fluctuation of the Chinese renminbi against the U.S. dollar and the fluctuation of the U.S. dollar against the Canadian dollar. While we enter into forward contracts to hedge part of our exposure to fluctuations in the value of the U.S. dollar against the Canadian dollar, we do not hedge our exposure to fluctuations in the value of the Chinese renminbi against the U.S. dollar.

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

Enhanced Merchandising Strategy

As part of our ongoing effort to offer more value and higher quality goods to our customers, in early 2009 we plan to begin offering an additional assortment of new products in our stores that will be priced between $1.00 and $2.00. While the vast majority of products will continue to be priced at $1.00, offering products between the $1.00 and $2.00 price range will expand the Company's merchandise selection across many categories including giftware, toys, glassware and plastic products that have never been offered at our stores before. We plan to begin gradually introducing the new products in all stores beginning February 2009. Products priced at $1.00 will not be marked while products priced above $1.00 and up to $2.00 will be clearly labeled to avoid any customer confusion.

Economic or Industry-Wide Factors Affecting the Company

We operate in the Canadian discount retail merchandise business, which is highly competitive with respect to price, store location, merchandise quality, assortment and presentation, in-stock consistency, and customer service. We compete with discount stores and with many other retailers, including mass merchandise, grocery, drug, convenience, variety and other specialty stores. These other retail companies operate stores in many of the areas where we operate and many of them engage in extensive advertising and marketing efforts. Additionally, we compete with a number of companies for prime retail site locations, as well as in attracting and retaining quality employees. We, along with other retail companies, expect continuing pressure resulting from a number of factors including, but not limited to: cost of goods, consumer debt levels and buying patterns, economic conditions, interest rates, customer preferences, unemployment, labor costs, inflation, currency exchange fluctuations, fuel prices, weather patterns, catastrophic events, competitive pressures and insurance costs. We expect this pressure to continue in particular due to an increase of cost of goods, labor, fuel prices and rent.

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

13-Week Period Ended August 3, 2008 Compared to 13-Week Period Ended August 5, 2007

The following tables set forth the major components of Holdings and Group L.P.’s consolidated statements of earnings, expressed as a percentage of sales, for the periods indicated:

	Holdings		Group L.P.
	13-Week Period Ended August 3, 2008	13-Week Period Ended August 5, 2007	13-Week Period Ended August 3, 2008	13-Week Period Ended August 5, 2007
Statements of Earnings Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.8%	65.2%	64.8%	65.2%
General, administrative and store operating expenses	19.8%	17.8%	19.8%	17.8%
Amortization	2.1%	1.8%	2.1%	1.8%
Amortization of financing costs	0.5%	1.0%	0.5%	0.5%
Interest expense	5.0%	7.1%	3.2%	4.6%
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	0.4%	(4.0)%	(0.2)%	0.4%
Income taxes	0.1%	0.1%	0.0%	0.1%

Net earnings (loss)	7.3%	11.0%	9.8%	9.6%

Sales

Our sales increased $31.1 million, or 13.3%, from $233.2 million for the 13-week period ended August 5, 2007 to $264.3 million for the 13-week period ended August 3, 2008. Comparable store sales were up 3.7% over the same quarter last year. Comparable store sales include stores that have been open for at least the prior 13 full fiscal months and remain open at the end of the reporting period. Comparable store sales of $238.1 million were driven by a 4.3% increase in the average transaction size per customer, offset by a 0.6% decrease in store traffic. The remaining portion of the sales growth, or $26.2 million, was driven primarily by the incremental full quarter impact of the 11 stores opened (offset by the closure of two stores) during the fiscal quarter ended August 5, 2007 and the opening of 53 new stores (offset by the closure of three stores) in the last four quarters ending August 3, 2008. Our total store square footage increased 12.1% from 4.63 million at August 5, 2007 to 5.19 million at August 3, 2008.

Cost of Sales

Cost of sales increased by $19.0 million, or 12.5%, from $152.1 million for the 13-week period ended August 5, 2007, to $171.1 million for the 13-week period ended August 3, 2008. Our margin (sales less cost of sales) increased from 34.8% for the 13-week period ended August 5, 2007 to 35.2% for the 13-week period ended August 3, 2008 due mainly to the strengthening of the Canadian dollar against the U.S. dollar and partially offset by higher freight costs.

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses increased $10.7 million, or 25.8%, from $41.5 million for the 13-week period ended August 5, 2007 to $52.2 million for the13-week period ended August 3, 2008. This increase was primarily due to an increase in the number of stores in operation, higher wages resulting from minimum wage increases and an increase in administration costs to support the expansion. As a percentage of sales, our general administrative and store operating expenses increased from 17.8% of sales for the 13-week period ended August 5, 2007 to 19.8% for the 13-week period ended August 3, 2008.

Amortization

Amortization expense increased $1.4 million, from $4.2 million for the 13-week period ended August 5, 2007, to $5.6 million for the 13-week period ended August 3, 2008. This increase was due to the amortization of property and equipment resulting from the new store openings, amortization of fixtures for our new warehouse and corporate head office and the amortization of capitalized software costs associated with the upgrade of our information technology systems.

Amortization of Financing Costs

For Group L.P., amortization of financing costs remained constant at $1.1 million for the 13-week periods ended August 5, 2007 and August 3, 2008.

For Holdings, amortization of financing costs decreased from $2.2 million for the 13-week period ended August 5, 2007 to $1.5 million for the 13-week period ended August 3, 2008 which reflects the decrease of our debt due mainly to the early principal repayment of U.S.$15.0 million of our senior floating rate deferred interest notes in the second quarter of 2007.

The amortization of financing costs represents the cost of our financings described in “Liquidity and Capital Resources—Debt and Commitments”, which is amortized over the term of the related debt using the effective interest rate method.

Interest Expense

For Group L.P., interest expense decreased $2.2 million from $10.8 million for the 13-week period ended August 5, 2007, to $8.6 million for the 13-week period ended August 3, 2008, which reflects the reduced debt outstanding in their respective currency of issuance and favorable foreign exchange rates associated with our U.S. dollar denominated debt.

For Holdings, interest expense decreased $3.4 million from $16.6 million for the 13-week period ended August 5, 2007, to $13.2 million for the 13-week period ended August 3, 2008, due mainly to the early principal repayment of U.S.$15.0 million of our senior floating rate deferred interest notes in the second quarter of 2007 and favorable foreign exchange rates associated with our U.S. dollar denominated debt.

Foreign Exchange Gain/Loss on Derivative Financial Instruments and Long-Term Debt

For Group L.P., foreign exchange loss on derivative financial instruments and long-term debt decreased $1.5 million from a $1.0 million loss for the 13-week period ended August 5, 2007, to a gain of $0.5 million for the 13-week period ended August 3, 2008, due mainly to the difference in exchange rate.

For Holdings, foreign exchange loss on derivative financial instruments and long-term debt increased $10.5 million from a $9.4 million gain for the 13-week period ended August 5, 2007, to a $1.1 million loss for the13-week period ended August 3, 2008, due mainly to the difference in exchange rate.

Income Taxes

For both Group L.P. and Holdings, income tax expense decreased $0.1 million from $0.2 million for the 13-week period ended August 5, 2007. Net earnings for the 13-week periods ended August 5, 2007, and August 3, 2008 constitute income of our partners and are therefore subject to income tax in their hands.

Net Earnings

For Group L.P., net earnings increased $3.7 million from $22.3 million for the 13-week period ended August 5, 2007 to $26.0 million for the 13-week period ended August 3, 2008. Increase in gross margin and a decrease of interest expense were offset by higher general administration and store expenses and higher amortization of property and equipment associated with the growth of our business.

For Holdings, net earnings decreased $6.4 million from $25.8 million for the 13-week period ended August 5, 2007 to $19.4 million for the 13-week period ended August 3, 2008 due to foreign exchange loss on long-term debt on the outstanding senior deferred notes which are unhedged, and the same factors described in Group L.P.’s net earnings.

26-Week Period Ended August 3, 2008 Compared to 26-Week Period Ended August 5, 2007

The following tables set forth the major components of Holdings and Group L.P.’s consolidated statements of earnings, expressed as a percentage of sales, for the periods indicated:

	Holdings		Group L.P.
	26-Week Period Ended August 3, 2008	26-Week Period Ended August 5, 2007	26-Week Period Ended August 3, 2008	26-Week Period Ended August 5, 2007
Statements of Earnings Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.1%	66.2%	66.1%	66.2%
General, administrative and store operating expenses	20.1%	18.9%	20.1%	18.9%
Amortization	2.1%	1.9%	2.1%	1.9%
Amortization of financing costs	0.6%	1.0%	0.4%	0.5%
Interest expense	5.4%	7.5%	3.5%	4.9%
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	1.9%	(5.3)%	0.7%	0.4%
Income taxes	0.0%	0.0%	0.0%	0.0%

Net earnings (loss)	3.7%	9.8%	7.0%	7.2%

Sales

Our sales increased $52.0 million, or 11.6%, from $449.1 million for the 26-week period ended August 5, 2007 to $501.1 million for the 26-week period ended August 3, 2008. Comparable store sales were up 1.9% over the same period last year. Comparable store sales include stores that have been open for at least the prior 13 full fiscal months and remain open at the end of the reporting period. Comparable store sales of $448.7 million were driven by a 3.7% increase in the average transaction size per customer, offset by a 1.8% decrease in store traffic. The remaining portion of the sales growth, or $52.4 million, was driven primarily by the incremental full period impact of the 26 stores opened (offset by the closure of three store) during the 26-weeks ended August 5, 2007 and the opening of 53 new stores (offset by the closure of three stores) in the last four quarters ending August 3, 2008.

Cost of Sales

Cost of sales increased by $33.9 million, or 11.4%, from $297.4 million for the 26-week period ended August 5, 2007, to $331.3 million for the 26-week period ended August 3, 2008. Our margin (sales less cost of sales) increased from 33.8% for the 26-week period ended August 5, 2007 to 33.9% for the 26-week period ended August 3, 2008 due mainly to the strengthening of the Canadian dollar against the U.S. dollar and partially offset by higher freight costs.

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses increased $16.0 million, or 18.8%, from $84.8 million for the 26-week period ended August 5, 2007 to $100.8 million for the 26-week period ended August 3, 2008. This increase was primarily due to an increase in the number of stores in operation, higher wages resulting from minimum wage increases and an increase in administration costs to support the expansion. As a percentage of sales, our general administrative and store operating expenses increased from 18.9% of sales for the 26-week period ended August 5, 2007 to 20.1% for the 26-week period ended August 3, 2008.

Amortization

Amortization expense increased $2.0 million, from $8.3 million for the 26-week period ended August 5, 2007, to $10.3 million for the 26-week period ended August 3, 2008. This increase was due to the amortization of property and equipment resulting from the new store openings, amortization of fixtures for our new warehouse and corporate head office and the amortization of capitalized software costs associated with the upgrade of our information technology systems.

Amortization of Financing Costs

For Group L.P., amortization of financing costs remained constant at $2.1 million for the 26-week periods ended August 5, 2007 and August 3, 2008.

For Holdings, amortization of financing costs decreased from $3.8 million for the 26-week period ended August 5, 2007 to $2.7 million for the 26-week period ended August 3, 2008 which reflects the decrease of our debt due mainly to the early principal repayment of U.S.$15.0 million of our senior floating rate deferred interest notes in the second quarter of 2007.

The amortization of financing costs represents the cost of our financings described in “Liquidity and Capital Resources—Debt and Commitments”, which is amortized over the term of the related debt using the effective interest rate method.

Interest Expense

For Group L.P., interest expense decreased $4.5 million from $21.9 million for the 26-week period ended August 5, 2007, to $17.4 million for the 26-week period ended August 3, 2008, which reflects the reduced debt outstanding in their respective currency of issuance and favorable foreign exchange rates associated with our U.S. dollar denominated debt.

For Holdings, interest expense decreased $6.6 million from $33.9 million for the 26-week period ended August 5, 2007, to $27.3 million for the 26-week period ended August 3, 2008, due mainly to the early principal repayment of U.S.$15.0 million of our senior floating rate deferred interest notes in the second quarter of 2007 and favorable foreign exchange rates associated with our U.S. dollar denominated debt.

Foreign Exchange Gain/Loss on Derivative Financial Instruments and Long-Term Debt

For Group L.P., foreign exchange loss on derivative financial instruments and long-term debt increased $1.5 million from $1.8 million for the 26-week period ended August 5, 2007, to $3.3 million for the 26-week period ended August 3, 2008, due mainly to the difference in exchange rate.

For Holdings, foreign exchange loss on derivative financial instruments and long-term debt increased $33.2 million from a $23.6 million gain for the 26-week period ended August 5, 2007, to a $9.6 million loss for the 26-week period ended August 3, 2008, due mainly to the difference in exchange rate.

Income Taxes

For both Group L.P. and Holdings, income tax expense remained the same at $0.2 million. Net earnings for the 26-week periods ended August 5, 2007, and August 3, 2008 constitute income of our partners and are therefore subject to income tax in their hands.

Net Earnings

For Group L.P., net earnings increased $3.2 million from $32.4 million for the 26-week period ended August 5, 2007 to $35.6 million for the 26-week period ended August 3, 2008. Increase in gross margin and a decrease of interest expense were offset by higher general administration and store expenses and higher amortization of property and equipment associated with the growth of our business.

For Holdings, net earnings decreased $25.3 million from $44.2 million for the 26-week period ended August 5, 2007 to $18.9 million for the 26-week period ended August 3, 2008 due to the foreign exchange loss on long-term debt on the outstanding senior deferred notes which are unhedged, and to the same factors described in Group L.P.’s net earnings.

Liquidity and Capital Resources

Cash Flows

The following tables summarize the statement of cash flows of Holdings and Group L.P.:

	Holdings		Group L.P.
(dollars in thousands)	13-Week Period Ended August 3, 2008	13-Week Period Ended August 5, 2007	13-Week Period Ended August 3, 2008	13-Week Period Ended August 5, 2007
Net cash provided by operating activities	$37,855	$(18,295)	$37,855	$(6,586)
Net cash used in investing activities	(7,730)	(9,328)	(7,730)	(9,328)
Net cash used in financing activities	(7,544)	(7,420)	(7,545)	(19,131)

Net increase (decrease) in cash and cash equivalents	22,581	(35,043)	22,580	(35,045)
Cash and cash equivalents, beginning of period	32,244	47,680	32,229	47,671

Cash and cash equivalents, end of period	$54,825	$12,637	$54,809	$12,626

	Holdings		Group L.P.
(dollars in thousands)	26-Week Period Ended August 3, 2008	26-Week Period Ended August 5, 2007	26-Week Period Ended August 3, 2008	26-Week Period Ended August 5, 2007
Net cash provided by operating activities	$66,885	$(5,811)	$66,677	$5,678
Net cash used in investing activities	(16,821)	(19,909)	(16,821)	(19,909)
Net cash used in financing activities	(21,453)	(9,346)	(21,247)	(20,838)

Net increase (decrease) in cash and cash equivalents	28,611	(35,066)	28,609	(35,069)
Cash and cash equivalents, beginning of period	26,214	47,703	26,200	47,695

Cash and cash equivalents, end of period	$54,825	$12,637	$54,809	$12,626

Cash Flows from Operating Activities

Group L.P. generated cash flow from operations of $37.9 million during the 13-week period ended August 3, 2008 compared to cash used in operations of $6.6 million during the 13-week period ended August 5, 2007. During the 26-week period ended August 3, 2008 Group L.P. generated cash flow from operations of $66.7 million compared to $5.7 million during the 26-week period ended August 5, 2007. The increase in operating cash flow of $44.4 million for the 13-week period ended August 3, 2008 and $61.0 million for the 26-week period ended August 3, 2008 as compared to similar periods last year were primarily due to a reduction in non-cash working capital.

Holdings generated cash flow from operations of $37.9 million and $66.9 million for the 13-week and 26-week periods ended August 3, 2008, respectively. When compared to net cash provided by operating activities of Group L.P., the differences are related primarily to the interest obligations on the senior floating rate deferred interest notes for this and last year. These differences include interest, amortization of financing costs and foreign exchange gain/loss on long-term debt. According to the terms of the senior floating rate deferred interest notes, we elected not to pay interest of $10.1 million in cash during the 13-week and 26-week periods ended August 3, 2008.

Cash Flows from Investing Activities

During the 13-week and 26-week periods ended August 3, 2008, cash used for investing activities was $7.7 million and $16.8 million respectively, compared to $9.3 million and $19.9 million respectively for the 13-week and 26-week periods ended August 5, 2007. The decrease was primarily due to the slower pace of new store openings. There were 8 and 18 stores opened in the 13-week and 26-week periods ended August 3, 2008 versus 11 and 26 stores opened in the 13-week and 26-week periods ended August 5, 2007.

Cash Flows from Financing Activities

Cash used by Group L.P. for financing activities was $7.5 million mainly due to a $6.0 million scheduled quarterly principal repayment on our term loan A credit facility and a $0.6 million scheduled quarterly principal repayment on our term loan B credit facility during the 13-week period ended August 3, 2008. During the 26-week period ended August 3, 2008, cash used by Group L.P. for financing activities of $21.2 million was mainly due to a $12.0 million scheduled quarterly principal repayment on term loan A, a $6.2 million mandatory payment due to the annual consolidated excess cash flow required under the terms of our credit agreement of term loan A, and a $1.2 million scheduled quarterly principal repayment on term loan B.

For Holdings, cash used by financing activities during the 13-week and 26-week periods ended August 3, 2008 were $7.5 million and $21.5 million, respectively. As compared with cash flows from financial activities with Group L.P., the primary differences are related to proceeds from long-term debt and financing costs of the senior floating rate deferred interest notes. For the periods ended August 5, 2007 the primary difference when comparing cash used for financing activities by Holdings versus Group L.P. is related to a U.S. 15.0 million payment of the senior floating rate deferred interest notes.

Capital Expenditures

Capital expenditures for the 13-week period ended August 3, 2008 were $7.8 million offset by tenant allowances of $0.8 million as compared with $9.4 million, offset by tenant allowances of $0.5 million for the 13-week period ended August 5, 2007. Capital expenditures for the 26-week period ended August 3, 2008 were $16.9 million offset by tenant allowances of $1.3 million as compared with $20.0 million, offset by tenant allowances of $1.8 million for the 26-week period ended August 5, 2007. The decreased spending in the 13-week and 26-week periods ended August 3, 2008 compared with the 13-week and 26-week periods ended August 5, 2007 was primarily due to the slower pace of new store openings and lower costs required for the initial implementation of our information systems. For the 13-week and 26-week periods ended August 3, 2008, capital expenditures for stores were $6.2 million and $13.0 million respectively, while $1.6 million and $ 3.9 million respectively, were spent on projects for continued improvement of our information systems, roll out of our debit card processing system, racking for existing warehouses and additional fixtures for our new warehouse and corporate head-office.

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

On August 12, 2005, we issued U.S.$200.0 million senior subordinated notes bearing interest at 8.875% per annum payable semi annually and maturing in August 2012. We used the proceeds from the sale of these 8.875% senior subordinated notes, together with additional term loan B borrowings of U.S.$45.0 million (approximately $46.2 million based on the exchange rate on August 3, 2008) that we incurred pursuant to an amendment to our senior secured credit facility to, (i) repay the outstanding borrowings under the senior subordinated bridge loan facility, (ii) make a cash distribution to our parent and (iii) pay related fees and expenses. At that time, the outstanding borrowings under the senior subordinated bridge loan including the accrued interest were $240.5 million bearing interest at Canadian Banker’s Acceptance rate plus 8.25% per annum and would have otherwise matured in May 2006.

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

As of August 3, 2008, we and our subsidiaries had approximately $303.6 million of senior secured debt outstanding, consisting of debt outstanding under our senior secured credit facility, and U.S.$200.0 million ($205.4 million based on exchange rate on August 3, 2008) of senior subordinated debt outstanding, consisting of the 8.875% senior subordinated notes, and U.S.$194.8 million ($200.1 million based on exchange rate on August 3, 2008) of senior subordinated deferred interest debt outstanding, consisting of the senior floating rate deferred interest notes.

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

Senior Secured Credit Facility. Our senior secured credit facility consists of a (i) $59.2 million term loan A facility maturing in May 2010, denominated in Canadian dollars; (ii) U.S.$238.0 million ($244.4 million based on the exchange rate on August 3, 2008) term loan B facility maturing in November 2011, denominated in U.S. dollars; and (iii) $75.0 million revolving credit facility, denominated in Canadian dollars, which includes a $25.0 million letter of credit subfacility and a $10.0 million swingline loan subfacility. In addition, we may, under certain circumstances and subject to receipt of additional commitments from existing lenders or other eligible institutions, request additional term loan tranches or increases to the revolving loan commitments by an aggregate amount of up to $150.0 million (or the U.S. dollar equivalent thereof).

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

Interest Rate Risk

We use variable-rate debt to finance a portion of our operations and capital expenditures. These obligations expose us to variability in interest payments due to changes in interest rates. We have approximately $303.6 million in term loans outstanding under our senior secured credit facility based on the exchange rate on August 3, 2008, bearing interest at variable rates. Each quarter point change in interest rates would result in a $0.8 million change in interest expense on such term loans. We also have a revolving loan facility which provides for borrowings of up to $75.0 million which bears interest at variable rates. Assuming the entire revolver is drawn, each quarter point change in interest rates would result in a $0.2 million change in interest expense on our revolving loan facility.

We also have approximately $200.1 million of senior floating rate deferred interest notes based on the exchange rate on August 3, 2008, bearing interest at variable rates. Each quarter point change in interest rates would result in a $0.5 million change in interest expense on the notes.

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

An action against us for alleged personal injuries sustained by a customer in one of our stores, (Guiseppa Calvo v. S. Rossy Inc.) was filed May 8, 2006 in the Ontario Superior Court of Justice. The plaintiff is alleging damages of $1.0 million. We believe that our insurance policies will cover any potential amount to be paid for this claim. While we intend to vigorously defend the claim asserted against us, we cannot predict its outcome.

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

Dollarama Group Holdings L.P.

	By:	Dollarama Group Holdings GP ULC, its general partner

Dollarama Group L.P.

	By:	Dollarama Group GP Inc.,
its general partner

Dated: September 17, 2008	By:	/s/ Larry Rossy
	Name:	Larry Rossy
	Title:	Chief Executive Officer and Director

Dated: September 17, 2008	By:	/s/ Robert Coallier
	Name:	Robert Coallier
	Title:	Chief Financial Officer and Secretary