Form 10-Q
period 2008-11-02
Dollarama Group Holdings L.P.; Dollarama Group L.P.
filed 2008-12-15
CIK 1401140, 1363456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

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

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Interim Consolidated Balance Sheets

(expressed in thousands of Canadian dollars)

	Dollarama Group Holdings L.P.		Dollarama Group L.P.
	As of November 2, 2008 $	As of February 3, 2008 $	As of November 2, 2008 $	As of February 3, 2008 $
	(unaudited)		(unaudited)
Assets

Current assets
Cash and cash equivalents	66,351	26,214	66,334	26,200
Accounts receivable	2,023	3,363	2,023	3,363
Income taxes recoverable	—	1,522	—	1,504
Deposits and prepaid expenses	4,202	11,519	4,196	11,519
Merchandise inventories	214,185	198,500	214,185	198,500

	286,761	241,118	286,738	241,086

Property and equipment	121,428	111,936	121,428	111,936

Goodwill	727,782	727,782	727,782	727,782

Other intangible assets	115,609	117,147	115,609	117,147

Derivative financial instruments (note 5)	63,431	—	63,431	—

	1,315,011	1,197,983	1,314,988	1,197,951

Liabilities

Current liabilities
Accounts payable	51,761	23,500	50,904	22,910
Accrued expenses and other	46,323	43,062	37,932	40,084
Income taxes payable	—	—	21	—
Derivative financial instruments (note 5)	—	94,239	—	94,239
Current portion of long-term debt (note 3)	21,206	25,734	21,206	25,734

	119,290	186,535	110,063	182,967

Long-term debt (note 3)	775,476	653,006	546,359	474,553

Other liabilities	27,264	27,281	27,264	27,281

	922,030	866,822	683,686	684,801

Commitments and contingencies (note 4)

Partners’ Capital

General partner	374	374	374	374

Limited partner	160,585	163,158	344,819	347,395

Contributed surplus	3,264	2,649	3,264	2,649

Retained earnings	176,025	172,504	230,112	170,256

Accumulated other comprehensive income (loss)	52,733	(7,524)	52,733	(7,524)

	392,981	331,161	631,302	513,150

	1,315,011	1,197,983	1,314,988	1,197,951

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group Holdings L.P.

Interim Consolidated Statement of Partners’ Capital

(Unaudited)

(expressed in thousands of Canadian dollars)

	Dollarama Group Holdings L.P.
	General partner capital $	Limited partner capital $	Contributed surplus $	Retained earnings $	Accumulated other comprehensive income (loss) $	Total $
Balance – February 4, 2007	374	167,103	1,337	83,635	6,782	259,231

Other comprehensive income
Net earnings for the period	—	—	—	78,059	—	78,059
Unrealized loss on derivative financial instruments, net of reclassification adjustments	—	—	—	—	(43,224)	(43,224)

Total comprehensive income	—	—	—	78,059	(43,224)	34,835

Stock-based compensation	—	—	1,079	—	—	1,079
Capital distributions	—	(3,098)	—	—	—	(3,098)

Balance – November 4, 2007	374	164,005	2,416	161,694	(36,442)	292,047

Balance – February 3, 2008	374	163,158	2,649	172,504	(7,524)	331,161

Other comprehensive income
Net earnings for the period	—	—	—	3,521	—	3,521
Unrealized gain on derivative financial instruments, net of reclassification adjustments	—	—	—	—	60,257	60,257

Total comprehensive income	—	—	—	3,521	60,257	63,778

Stock-based compensation	—	—	615	—	—	615
Capital distributions	—	(2,573)	—	—	—	(2,573)

Balance – November 2, 2008	374	160,585	3,264	176,025	52,733	392,981

The sum of retained earnings and accumulated other comprehensive income (loss) amounted to $228,758 as of November 2, 2008 (February 3, 2008 – $164,980; November 4, 2007 – $125,252).

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group L.P.

Interim Consolidated Statement of Partners’ Capital

(Unaudited)

(expressed in thousands of Canadian dollars)

	Dollarama Group L.P.
	General partner capital $	Limited partner capital $	Contributed surplus $	Retained earnings $	Accumulated other comprehensive income (loss) $	Total $
Balance – February 4, 2007	374	389,313	1,337	93,478	6,782	491,284

Other comprehensive income
Net earnings for the period	—	—	—	49,084	—	49,084
Unrealized loss on derivative financial instruments, net of reclassification adjustments	—	—	—	—	(43,224)	(43,224)

Total comprehensive income	—	—	—	49,084	(43,224)	5,860

Stock-based compensation	—	—	1,079	—	—	1,079
Capital distributions	—	(30,472)	—	—	—	(30,472)

Balance – November 4, 2007	374	358,841	2,416	142,562	(36,442)	467,751

Balance – February 3, 2008	374	347,395	2,649	170,256	(7,524)	513,150

Other comprehensive income
Net earnings for the period	—	—	—	59,856	—	59,856
Unrealized gain on derivative financial instruments, net of reclassification adjustments	—	—	—	—	60,257	60,257

Total comprehensive income	—	—	—	59,856	60,257	120,113

Stock-based compensation	—	—	615	—	—	615
Capital distributions	—	(2,576)	—	—	—	(2,576)

Balance – November 2, 2008	374	344,819	3,264	230,112	52,733	631,302

The sum of retained earnings and accumulated other comprehensive income (loss) amounted to $282,845 as of November 2, 2008 (February 3, 2008 – $162,732; November 4, 2007 – $106,120).

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group Holdings L.P.

Interim Consolidated Statement of Earnings (Loss)

(Unaudited)

(expressed in thousands of Canadian dollars)

	Dollarama Group Holdings L.P.
	For the 13-week period ended November 2, 2008 $	For the 13-week period ended November 4, 2007 $	For the 39-week period ended November 2, 2008 $	For the 39-week period ended November 4, 2007 $
Sales	272,379	241,905	773,465	690,985

Cost of sales and expenses
Cost of sales	179,356	160,700	510,703	458,113
General, administrative and store operating expenses	56,526	46,162	157,293	131,006
Amortization	5,500	4,588	15,838	12,926

	241,382	211,450	683,834	602,045

Operating income	30,997	30,455	89,631	88,940
Amortization of financing costs	1,599	1,286	4,321	5,070
Interest expense	14,480	16,084	41,781	49,959
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	30,230	(20,814)	39,786	(44,438)

Earnings (loss) before income taxes	(15,312)	33,899	3,743	78,349
Provision for current income taxes	28	71	222	290

Net earnings (loss) for the period	(15,340)	33,828	3,521	78,059

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group L.P.

Interim Consolidated Statement of Earnings

(Unaudited)

(expressed in thousands of Canadian dollars)

	Dollarama Group L.P.
	For the 13-week period ended November 2, 2008 $	For the 13-week period ended November 4, 2007 $	For the 39-week period ended November 2, 2008 $	For the 39-week period ended November 4, 2007 $
Sales	272,379	241,905	773,465	690,985

Cost of sales and expenses
Cost of sales	179,356	160,700	510,703	458,113
General, administrative and store operating expenses	56,511	46,163	157,267	131,006
Amortization	5,500	4,588	15,838	12,926

	241,367	211,451	683,808	602,045

Operating income	31,012	30,454	89,657	88,940
Amortization of financing costs	1,063	1,089	3,146	3,235
Interest expense	10,073	10,876	27,513	32,739
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	(4,359)	1,773	(1,057)	3,615

Earnings before income taxes	24,235	16,716	60,055	49,351
Provision for current income taxes	28	67	199	267

Net earnings for the period	24,207	16,649	59,856	49,084

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group Holdings L.P.

Interim Consolidated Statement of Cash Flows

(Unaudited)

(expressed in thousands of Canadian dollars)

	Dollarama Group Holdings L.P.
	For the 13-week period ended November 2, 2008 $	For the 13-week period ended November 4, 2007 $	For the 39-week period ended November 2, 2008 $	For the 39-week period ended November 4, 2007 $
Operating activities
Net earnings (loss) for the period	(15,340)	33,828	3,521	78,059
Adjustments for
Amortization of property and equipment	5,555	4,501	16,268	12,558
Amortization of intangible assets	501	824	1,786	2,672
Change in fair value of derivatives	(76,980)	74,651	(87,606)	101,577
Amortization of financing costs	1,599	1,286	4,321	5,070
Foreign exchange loss (gain) on long-term debt	109,986	(98,993)	129,933	(155,127)
Amortization of unfavourable lease rights	(556)	(737)	(2,216)	(2,304)
Deferred lease inducements	533	824	1,324	1,958
Deferred leasing costs	(260)	(30)	(420)	(450)
Deferred tenant allowances	489	817	1,803	2,584
Amortization of deferred tenant allowances	(333)	(274)	(928)	(705)
Stock-based compensation	172	211	615	1,079
Amortization of deferred leasing costs	54	37	172	111
Capitalized interest on long-term debt	—	—	10,071	—
Other	30	5	43	29

	25,450	16,950	78,687	47,111
Changes in non-cash working capital components	12,368	(1,259)	26,016	(37,231)

	37,818	15,691	104,703	9,880

Investing activities
Purchase of property and equipment	(9,033)	(14,321)	(25,945)	(34,323)
Proceeds on disposal of property and equipment	51	137	142	230
Net settlement of derivative financial instruments (note 5)	(9,807)	—	(9,807)	—

	(18,789)	(14,184)	(35,610)	(34,093)

Financing activities
Decrease in bank indebtedness	—	(10,000)	—	(10,000)
Increase in bank overdraft	—	5,334	—	5,334
Increase in deferred financing costs	—	—	(208)	(268)
Increase in bank indebtedness	—	—	—	10,000
Repayment of long-term debt	(6,742)	(6,694)	(26,175)	(23,629)
Capital distributions	(761)	(955)	(2,573)	(3,098)

	(7,503)	(12,315)	(28,956)	(21,661)

Increase (decrease) in cash and cash equivalents	11,526	(10,808)	40,137	(45,874)
Cash and cash equivalents – Beginning of period	54,825	12,637	26,214	47,703

Cash and cash equivalents – End of period	66,351	1,829	66,351	1,829

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group L.P.

Interim Consolidated Statement of Cash Flows

(Unaudited)

(expressed in thousands of Canadian dollars)

	Dollarama Group L.P.
	For the 13-week period ended November 2, 2008 $	For the 13-week period ended November 4, 2007 $	For the 39-week period ended November 2, 2008 $	For the 39-week period ended November 4, 2007 $
Operating activities
Net earnings for the period	24,207	16,649	59,856	49,084
Adjustments for
Amortization of property and equipment	5,555	4,501	16,268	12,558
Amortization of intangible assets	501	824	1,786	2,672
Change in fair value of derivatives	(76,980)	49,185	(87,606)	101,577
Amortization of financing costs	1,063	1,089	3,146	3,235
Foreign exchange loss (gain) on long-term debt	76,282	(51,906)	90,307	(108,040)
Amortization of unfavourable lease rights	(556)	(737)	(2,216)	(2,304)
Deferred lease inducements	533	824	1,324	1,958
Deferred leasing costs	(260)	(30)	(420)	(450)
Deferred tenant allowances	489	817	1,803	2,584
Amortization of deferred tenant allowances	(333)	(274)	(928)	(705)
Stock-based compensation	172	211	615	1,079
Amortization of deferred leasing costs	54	37	172	111
Other	30	5	43	29

	30,757	21,195	84,150	63,388
Changes in non-cash working capital components	7,061	(5,501)	20,345	(42,016)

	37,818	15,694	104,495	21,372

Investing activities
Purchase of property and equipment	(9,033)	(14,321)	(25,945)	(34,323)
Proceeds on disposal of property and equipment	51	137	142	230
Net settlement of derivative financial instruments (note 5)	(9,807)	—	(9,807)	—

	(18,789)	(14,184)	(35,610)	(34,093)

Financing activities
Decrease in bank indebtedness	—	(10,000)	—	(10,000)
Increase in bank overdraft	—	5,346	—	5,346
Increase in bank indebtedness	—	—	—	10,000
Repayment of long-term debt	(6,742)	(6,694)	(26,175)	(8,019)
Capital distributions	(762)	(959)	(2,576)	(30,472)

	(7,504)	(12,307)	(28,751)	(33,145)

Increase (decrease) in cash and cash equivalents	11,525	(10,797)	40,134	(45,866)
Cash and cash equivalents – Beginning of period	54,809	12,626	26,200	47,695

Cash and cash equivalents – End of period	66,334	1,829	66,334	1,829

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

November 2, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

1	Basis of presentation

The unaudited interim consolidated financial statements are based on accounting policies and methods of their application consistent with those used and described in the annual consolidated financial statements of Dollarama Group Holdings L.P. and Dollarama Group L.P. as contained in the most recent Annual Report on Form 10-K (“Form 10-K”). The unaudited interim consolidated financial statements do not include all of the financial statement disclosures included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”) and therefore should be read in conjunction with the most recent Form 10-K.

In the opinion of management of Dollarama Group GP Inc., acting in its capacity as General Partner of Dollarama Group L.P., and of management of Dollarama Group Holdings ULC, acting in its capacity as General Partner of Dollarama Group Holdings L.P., the unaudited interim consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position and results of operations and cash flows in accordance with Canadian GAAP. The results reported in these financial statements are not necessarily indicative of the results that may be expected for the entire year. Historically, the last quarter of the year has presented a higher level of activity and produced better results than the first three quarters. Unless otherwise stated, the information contained herein applies to both Dollarama Group L.P. and Dollarama Group Holdings L.P. (collectively referred to as the “Partnership”).

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

November 2, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Inventories

In June 2007, the CICA published Section 3031, “Inventories”. This new standard establishes measurement and disclosure requirements concerning inventories. It was adopted as of February 4, 2008 and had no impact on the Partnership’s financial statements.

Intangible assets (not yet adopted)

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

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

November 2, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

3	Long-term debt

Long-term debt outstanding consists of the following:

Dollarama Group L.P.

	As of November 2, 2008 $	As of February 3, 2008 $
Senior subordinated notes (US$200,000,000), maturing in August 2012, bearing interest at 8 7/8%, payable semi-annually	240,900	198,800
Term bank loan of US$237,368,282 (February 3, 2008 – US$239,194,191), maturing in November 2011, repayable in quarterly capital instalments of US$608,637. Advances under the term bank loan bear interest at rates ranging from 0.75% to 1.0% above the bank’s prime rate. However, borrowings under the term bank loan by way of LIBOR loans bear interest at rates ranging from 1.75% to 2.0% per annum above the bank’s LIBOR	285,910	237,759
Term bank loan, maturing in May 2010, repayable in quarterly capital instalments varying from $1,500,000 to $7,500,000. Advances under the term bank loan bear interest at rates varying from 0.75% to 1.25% per annum above the bank’s prime rate. However, borrowings under the term bank loan by way of bankers’ acceptances bear interest at rates varying from 1.75% to 2.25% per annum above the bankers’ acceptance rate	53,195	77,390

	580,005	513,949
Less: Current portion	21,206	25,734

	558,799	488,215
Less: Financing costs	12,440	13,662

	546,359	474,553

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

November 2, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Dollarama Group Holdings L.P.

	As of November 2, 2008 $	As of February 3, 2008 $
Balance as per Dollarama Group L.P.	580,005	513,949
Senior subordinated deferred interest notes (November 2, 2008 – US$194,785,000; February 3, 2008 – US$185,000,000), maturing in August 2012, interest accrues semi-annually in arrears commencing in June 2007 at a rate per annum equal to 6-month LIBOR plus 5.75%, increasing to 6.25% in December 2008 and 6.75% in December 2009	234,619	183,890

	814,624	697,839
Less: Current portion	21,206	25,734

	793,418	672,105
Less: Financing costs and discount	17,942	19,099

	775,476	653,006

4	Commitments and contingencies

As of November 2, 2008, there were contractual obligations for operating leases amounting to approximately $475,671,000. The leases extend over various periods up to the year 2024.

The basic annual rent, exclusive of contingent rentals, for the next five years and thereafter is as follows:

$
2009	65,184
2010	62,464
2011	59,083
2012	54,510
2013	49,595
Thereafter	184,835

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

November 2, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

The rent and contingent rent expense of operating leases for store, warehouse, distribution centre and corporate headquarters included in the interim consolidated statements of earnings are as follows:

	For the 13-week period ended		For the 39-week period ended
	November 2, 2008 $	November 4, 2007 $	November 2, 2008 $	November 4, 2007 $
Basic rent	16,997	15,184	49,371	42,323
Contingent rent	196	358	1,090	765

	17,193	15,542	50,461	43,088

In two actions against the Partnership for alleged personal injuries sustained by customers in the Partnership’s stores, the case Pellegrino v. Dollar A.M.A Inc. (operating as Dollarama) filed on June 17, 2004 in the Ontario Superior Court of Justice was settled as of April 2, 2008 with the settlement being covered by the Partnership’s insurance policy. In the second case (Giuseppa Calvo v. S. Rossy Inc.), filed on May 8, 2006 in the Ontario Superior Court of Justice, the plaintiffs are alleging damages of $1.0 million. The Partnership believes that the potential amount to be paid for this claim would be covered by its insurance policy. It is not possible at this time to determine the outcome of this matter and accordingly, no provision has been made in the account for this claim.

The Partnership believes that these suits are without substantial merit and should not result in judgments which in aggregate would have a material adverse effect on its financial statements.

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

November 2, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

5	Derivative financial instruments

The fair value of derivative financial instruments is as follows:

	Fair value		Qualify for hedge accounting		Nature of hedging relationship
	As of November 2, 2008 $	As of February 3, 2008 $
Foreign currency and interest rate swap agreements	3,725	(50,806)	No		—
Foreign exchange forward contracts	44,384	(4,507)	Yes		Cash flow hedge
Foreign currency swap agreements	15,322	(24,891)	Yes		Cash flow hedge
Foreign currency swap agreement	—	(14,035)	No	(1)	—

	63,431	(94,239)

Derivative financial instruments – long-term assets	63,431	—
Derivative financial instruments – current liabilities	—	(94,239)

	63,431	(94,239)

(1)	Starting July 22, 2008

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

November 2, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Foreign currency swap agreements

On July 22, 2008, the Partnership entered into a foreign currency swap agreement with its lenders to replace an existing foreign currency swap agreement with a maturity date of August 15, 2008. This new foreign currency swap agreement was undertaken to modify part of the foreign exchange risk associated with the capital and interest payments on the US$200,000,000 senior subordinated notes (note 3) and qualifies as a cash flow hedge. The new agreement calls for the Partnership to exchange fixed amounts as follows:

Date	Frequency	Amount paid by Partnership		Amount received from lender
August 15, 2008	Once	US$	70,000	CA$	70,679
August 15, 2012	Once	CA$	70,679	US$	70,000
February 15, 2009 to August 15, 2012	Semi-annual	CA$	3,191	US$	3,106

Changes in fair value

Changes in fair value of the foreign currency and interest rate swap agreements are reported in earnings under Foreign exchange loss (gain) on derivative financial instruments and long-term debt. Accordingly, a gain of $46,203,000 (November 4, 2007 – loss of $28,760,000) was recorded in earnings for the 13-week period ended November 2, 2008 and a gain of $54,531,000 (November 4, 2007 – loss of $60,893,000) was recorded in earnings for the 39-week period ended November 2, 2008.

The fair value of the foreign exchange forward contracts is recorded in Accumulated other comprehensive income (loss) and is reclassified to earnings under Cost of sales when the underlying inventory is sold. In addition to the fair value of the foreign exchange forward contracts representing a gain of $44,384,000 as of November 2, 2008 (November 4, 2007 – loss of $27,992,000), accumulated other comprehensive income (loss) includes a gain of $5,443,000 (November 4, 2007 – loss of $7,319,000) on foreign exchange forward contracts settled before November 2, 2008 which will be reported in earnings when the related inventory is sold.

The fair value of the foreign currency swap agreements qualifying for hedge accounting is recorded in Accumulated other comprehensive income (loss). A portion of the changes in the fair value of foreign currency swap agreements qualifying for hedge accounting (representing the offsetting impact of the conversion of the notes from US dollars to Canadian dollars at the balance sheet date) is reclassified from Accumulated other comprehensive income (loss) to earnings under Foreign exchange loss (gain) on derivative financial instruments and long-term debt. Accordingly, for the 13-week period ended November 2, 2008, a gain of $35,480,000 (November 4, 2007 – loss of $24,060,000) and for the 39-week period ended November 2, 2008, a gain of $42,100,000 (November 4, 2007 – loss of $50,260,000) were reclassified from Accumulated other comprehensive income (loss) to earnings.

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

November 2, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

In addition, the foreign currency swap agreement which expired on August 15, 2008 no longer qualified as a cash flow hedge starting July 22, 2008. As a result, a loss of $307,000 was reclassified from Accumulated other comprehensive income (loss) to earnings under Foreign exchange loss (gain) on derivative financial instruments and long-term debt. On August 15, 2008, the settlement of this instrument resulted in a net cash outflow of $9,807,000.

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

	Number of Class B common share options		Weighted average purchase price $	Number of Class B preferred share options		Weighted average purchase price $
	Service	Performance		Service	Performance
Outstanding – February 4, 2007	613,931	1,227,862	1.00	1,752,662	3,505,324	0.70
Granted	266,491	532,982	8.41	760,800	1,521,600	1.30

Outstanding – February 3, 2008	880,422	1,760,844	3.24	2,513,462	5,026,924	0.88

Outstanding – November 2, 2008	880,422	1,760,844	3.24	2,513,462	5,026,924	0.88

Exercisable – November 2, 2008	470,290	—		1,342,601	—

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

November 2, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

7	Capital disclosures

Capital is defined as long-term debt, Partners’ capital excluding accumulated other comprehensive income and the fair value of cash flow hedges.

	Dollarama Group Holdings L.P.		Dollarama Group L.P.
	As of November 2, 2008 $	As of February 3, 2008 $	As of November 2, 2008 $	As of February 3, 2008 $
Long-term debt, including current portion	796,682	678,740	567,565	500,287
Foreign currency and interest rate swap agreements	(15,322)	38,926	(15,322)	38,926
Partners’ capital	340,248	338,685	578,569	520,674

Total capital	1,121,608	1,056,351	1,130,812	1,059,887

The Partnership’s objectives when managing capital are to:

•	provide a strong capital base so as to maintain investor, creditor and market confidence and to sustain future development of the business;

•	maintain a flexible capital structure that optimizes the cost of capital at acceptable risk and preserves the ability to meet financial obligations; and

•	ensure sufficient liquidity to pursue its organic growth strategy.

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

November 2, 2008

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

Classification of financial instruments

The classification of financial instruments as of November 2, 2008 is detailed below and their respective carrying amounts equal their fair values.

Cash and cash equivalents, totalling $66,334 for Dollarama Group L.P. and $66,351 for Dollarama Group Holdings L.P., are classified as held for trading, which refers to financial assets and financial liabilities typically acquired or assumed for the purpose of selling or repurchasing the instrument in the near term. The financial instrument is recorded at fair market value determined using market prices. Interest earned, gains and losses realized on disposal and unrealized gains and losses from the change in fair value are reflected in consolidated earnings.

Accounts receivable, totalling $2,023, are classified as loans and receivables, which refers to non-derivative financial assets resulting from the delivery of cash or other assets by a lender to a borrower in return for a promise to repay on a specified date, or on demand.

Accounts payable ($50,904 – Dollarama Group L.P. and $51,761 – Dollarama Group Holdings L.P.), accrued expenses and other ($37,932 – Dollarama Group L.P. and $46,323 – Dollarama Group Holdings L.P.), and long-term debt ($580,005 – Dollarama Group L.P. and $814,624 – Dollarama Group Holdings L.P.) are classified as other liabilities. Other liabilities are recorded at amortized cost using the effective interest method.

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

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

November 2, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

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

November 2, 2008

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

Dollarama Group Holdings L.P. has US$194.8 million of senior floating rate deferred interest notes. The Partnership has not entered into a foreign currency swap agreement as of November 2, 2008 and thus is exposed to exchange rate fluctuations.

ii)	Interest rate risk

The Partnership’s interest rate risk arises from long-term borrowings. Borrowings issued at variable rates expose the Partnership to cash flow interest rate risk. Borrowings issued at fixed rates expose the Partnership to fair value interest rate risk.

When appropriate, the Partnership analyzes its interest risk exposure. Various scenarios are simulated, taking into consideration refinancing, renewal of existing positions, alternative financing and hedging. Based on these scenarios, the Partnership calculates the impact on earnings of a defined interest rate shift. It uses variable-rate debt to finance a portion of its operations and capital expenditures. These obligations expose it to variability in interest payments due to changes in interest rates. It has approximately $339.1 million in term loans outstanding, under its senior secured credit facility based on the exchange rate on November 2, 2008, bearing interest at variable rates. Each quarter point change in interest rates would result in a $0.8 million change in interest expense on such term loans. The Partnership also has a revolving loan facility that provides for borrowings of up to $75.0 million, which bears interest at variable rates. Assuming the entire revolver is drawn, each quarter point change in interest rates would result in a $0.2 million change in interest expense on its revolving loan facility.

Dollarama Group Holdings L.P. also has approximately $234.6 million of senior floating rate deferred interest notes based on the exchange rate on November 2, 2008, bearing interest at variable rates. Each quarter point change in interest rates would result in a $0.5 million change in interest expense on the notes.

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

November 2, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

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

Liquidity risk is the risk that the Partnership will not be able to meet its obligations as they fall due. As at November 2, 2008, the Partnership had available credit facilities of $75.0 million (February 3, 2008 – $75.0 million), and outstanding letters of credit of US$1.1 million (February 3, 2008 – US$0.9 million).

The contractual maturities of the Partnership’s financial liabilities as at November 2, 2008 are summarized in the following table:

	Carrying amount $	Contractual cash flows $	Under 1 year $	From 1 to 2 years $	From 2 to 5 years $	Over 5 years $
Non-derivative financial liabilities
Accounts payable	50,904	50,904	50,904	—	—	—
Accrued expenses and other	37,932	37,932	37,932	—	—	—
Senior subordinated notes	240,900	240,900	—	—	240,900	—
Term bank loans – A	53,195	53,195	21,000	32,195	—	—
Term bank loans – B	285,910	285,910	2,932	2,932	280,046	—

Total Dollarama Group L.P.	668,841	668,841	112,768	35,127	520,946	—
Non-derivative financial liabilities
Accounts payable	857	857	857	—	—	—
Accrued expenses and other	8,391	8,391	8,391	—	—	—
Senior subordinated deferred interest notes	234,619	234,619	—	—	234,619	—

Total Dollarama Group Holdings L.P.	912,708	912,708	122,016	35,127	755,565	—

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

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

November 2, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Dollarama Group Holdings L.P.

	For the 13-week period ended November 2, 2008 $	For the 13-week period ended November 4, 2007 $	For the 39-week period ended November 2, 2008 $	For the 39-week period ended November 4, 2007 $
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	30,230	(20,814)	39,786	(44,438)
Foreign exchange loss (gain) included in cost of sales	484	(1,099)	8,926	(2,457)

Aggregate foreign exchange loss (gain) included in net earnings	30,714	(21,913)	48,712	(46,895)

Dollarama Group L.P.

	For the 13-week period ended November 2, 2008 $	For the 13-week period ended November 4, 2007 $	For the 39-week period ended November 2, 2008 $	For the 39-week period ended November 4, 2007 $
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	(4,359)	1,773	(1,057)	3,615
Foreign exchange loss (gain) included in cost of sales	484	(1,099)	8,926	(2,457)

Aggregate foreign exchange loss (gain) included in net earnings	(3,875)	674	7,869	1,158

9	Related party transactions

Included in expenses are management fees of $2,419,000 for the 39-week period ended November 2, 2008 (for the 39-week period ended November 4, 2007 – $2,375,000) charged by an affiliate of Bain Capital Partners VIII, LP, the private equity firm that controls the Partnership’s parent. Included in expenses are management fees of $829,000 for the 13-week period ended November 2, 2008 (for the 13-week period ended November 4, 2007 – $784,000) charged by an affiliate of Bain Capital Partners VIII, LP.

Expenses charged by related parties, which mainly comprise rent, total $7,200,810 for the 39-week period ended November 2, 2008 (for the 39-week period ended November 4, 2007 – $4,944,000). Expenses charged by related parties, which mainly comprise rent, total $2,430,803 for the 13-week period ended November 2, 2008 (for the 13-week period ended November 4, 2007 – $1,659,000).

There is no amount receivable from a related party included in accounts receivable as of November 2, 2008 (February 3, 2008 – $561,000).

Dollarama Group Holdings L.P. and

Dollarama Group L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

November 2, 2008

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Included in accrued expenses and other is $1,205,000 as at November 2, 2008 (February 3, 2008 – $1,500,000) payable to Bain Capital Partners VIII, LP.

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

Forward-Looking Statements

Except for historical information contained herein, the statements in this document are forward-looking. Forward-looking statements involve known and unknown risks and uncertainties, including those that are described elsewhere in this report. Such risks and uncertainties may cause actual results in future periods to differ materially from forecasted results. Those risks include, among others, changes in consumer buying trends, consumer debt level, inflation, unemployment, currency fluctuations, market volatility, refinancing conditions, changes in inventory and equipment costs and availability, seasonal changes in customer demand, pricing actions by competitors and general changes in economic conditions, and the risks set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended February 3, 2008.

Overview

We are the leading operator of dollar stores in Canada. Based on our internal review of publicly available information, we believe that we have more than 3.8 times the number of stores as compared to our next largest competitor in Canada. Our core markets are Ontario and Québec. As of November 2, 2008, we operated 552 Dollarama stores, including 415 stores located in Ontario and Québec. Our stores offer a varied mix consisting of both consumables and semi-durables, which are sold mainly in individual or multiple units primarily at a price of $1.00. We have a well diversified supply base, sourcing our merchandise from both North American and overseas suppliers. All of our stores are company-operated, and nearly all are located in high-traffic areas such as strip malls and shopping centers in metropolitan areas, mid-sized cities, or small towns.

Our strategy is to grow our sales, net earnings and cash flow by building upon our position as the leading Canadian operator of dollar stores and to offer a compelling value proposition on a wide variety of everyday merchandise to a broad base of shoppers. As a result, we continually strive to maintain and improve the efficiency of our operations. The Company announced plans to begin offering an additional assortment of products in its stores during the first quarter of fiscal 2010 that will be priced at $1.25, $1.50 and $2.00. However, the vast majority of products in our stores will continue to be priced at $1.00.

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

Cost of Sales

Our cost of sales consists of merchandise inventories (which are variable and proportional to our sales volume), procurement and warehousing costs (including occupancy and labor costs), store rent and occupancy costs, which are predominantly fixed costs, and shipping and transportation costs. We record vendor rebates consisting of volume purchase rebates, when earned. The rebates are recorded as a reduction of inventory purchases at cost, which has the effect of reducing cost of sales. As a fixed price retailer, increases in operating and merchandise costs could negatively impact our operating results because we generally do not pass on cost increases to our customers. We may be able to redesign some of our direct sourced products to attempt to mitigate the impact of increasing unit costs. In the future we may also be able to pass on some of our cost increases to consumers as a result of our plans to introduce new price points between $1.00 and $2.00.

We have historically reduced our cost of sales by shifting more of our sourcing to low-cost foreign suppliers. For the fiscal year ended February 3, 2008, direct overseas sourcing accounted for 57.5% of our purchases compared to 53.1% for the fiscal year ended February 4, 2007. There have been no significant changes in our sourcing mix as of November 2, 2008. We purchase merchandise from foreign suppliers mainly in China, but also from Hong Kong, India, Indonesia, Italy, Pakistan, Poland, Singapore, Taiwan, Thailand, Turkey and the United Kingdom. As a result, our cost of sales is impacted by the fluctuation of foreign currencies against the Canadian dollar. In particular, we purchase a majority of our imported merchandise from suppliers in China using U.S. dollars. Therefore, our cost of sales is impacted by the fluctuation of the Chinese renminbi against the U.S. dollar and the fluctuation of the U.S. dollar against the Canadian dollar. While we enter into forward contracts to hedge part of our exposure to fluctuations in the value of the U.S. dollar against the Canadian dollar, we do not hedge our exposure to fluctuations in the value of the Chinese renminbi against the U.S. dollar.

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

Shipping and transportation costs are also a significant component of our cost of sales. When fuel costs increase, shipping and transportation costs increase because the carriers generally pass on such cost increases to the users. Because of the high volatility of fuel costs, it is difficult to forecast the fuel surcharges we may incur from our contract carriers as compared with past quarters. Our cost of sales is also affected by general inflation in costs of merchandise and costs of certain commodities relating to raw materials used in our products. During the last three fiscal years, the negative impact of these cost increases on our product margins has been offset primarily by the favorable foreign currency fluctuations, specifically the relative strengthening of the Canadian dollar to the U.S. dollar. However, recent trends show a decrease in general inflation in costs of merchandise related to commodities.

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

Merchandising Strategy

As part of our ongoing effort to offer more value and higher quality goods to our customers, in the first quarter of fiscal 2010 we plan to begin offering an additional assortment of products in our stores that will be priced between $1.00 and $2.00. While the vast majority of current products will continue to be priced at $1.00, offering products between the $1.00 and $2.00 price range will expand the Company’s merchandise selection with new items across many categories including giftware, toys, glassware and plastic products. We plan to begin gradually introducing the products in all stores beginning February 2009. Products priced at $1.00 will not be marked while products priced above $1.00 and up to $2.00 will be clearly labeled to avoid any customer confusion.

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

Interest rate swap agreements

Our interest rate risk is primarily in relation to our floating rate borrowings. We have entered into some swap agreements to mitigate part of this risk.

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

13-Week Period Ended November 2, 2008 Compared to 13-Week Period Ended November 4, 2007

The following tables set forth the major components of Holdings and Group L.P.’s consolidated statements of earnings, expressed as a percentage of sales, for the periods indicated:

	Holdings		Group L.P.
	13-Week Period Ended November 2, 2008	13-Week Period Ended November 4, 2007	13-Week Period Ended November 2, 2008	13-Week Period Ended November 4, 2007
Statements of Earnings Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.8%	66.4%	65.8%	66.4%
General, administrative and store operating expenses	20.8%	19.1%	20.7%	19.1%
Amortization	2.0%	1.9%	2.0%	1.9%
Amortization of financing costs	0.6%	0.5%	0.4%	0.5%
Interest expense	5.3%	6.6%	3.7%	4.5%
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	11.1%	(8.6)%	(1.6)%	0.7%
Income taxes	0.0%	0.0%	0.0%	0.0%
Net earnings (loss)	(5.6)%	14.1%	9.0%	6.9%

Sales

Our sales increased $30.5 million, or 12.6%, from $241.9 million for the 13-week period ended November 4, 2007 to $272.4 million for the 13-week period ended November 2, 2008. Comparable store sales were up 4.2% over the same quarter last year. Comparable store sales include stores that have been open for at least the prior 13 full fiscal months and remain open at the end of the reporting period. Comparable store sales of $246.0 million were driven by a 4.1% increase in the average transaction size per customer, as well as a 0.1% increase in store traffic. The remaining portion of the sales growth, or $26.4 million, was driven primarily by the incremental full quarter impact of the 19 stores opened during the fiscal quarter ended November 4, 2007 and the opening of 50 new stores (offset by the closure of three stores) in the last four quarters ending November 2, 2008. Our total store square footage increased 11.0% from 4.84 million at November 4, 2007 to 5.37 million at November 2, 2008.

Cost of Sales

Cost of sales increased by $18.7 million, or 11.6%, from $160.7 million for the 13-week period ended November 4, 2007, to $179.4 million for the 13-week period ended November 2, 2008. Our margin (sales less cost of sales) increased from 33.6% for the 13-week period ended November 4, 2007 to 34.2% for the 13-week period ended November 2, 2008 due mainly to lower realized foreign exchange and partially offset by higher shipping and transportation and occupancy costs.

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses increased $10.3 million, or 22.4%, from $46.2 million for the 13-week period ended November 4, 2007 to $56.5 million for the 13-week period ended November 2, 2008. This was primarily due to an increase in the number of stores in operation, higher wages resulting from minimum wage increases, transaction costs related to debit cards and an increase in administration costs to support the expansion. As a percentage of sales, our general administrative and store operating expenses increased from 19.1% of sales for the 13-week period ended November 4, 2007 to 20.7% for the 13-week period ended November 2, 2008.

Amortization

Amortization expense increased $0.9 million, from $4.6 million for the 13-week period ended November 4, 2007, to $5.5 million for the 13-week period ended November 2, 2008. This increase was due to the amortization of property and equipment resulting from the new store openings and amortization of fixtures for our new warehouse and corporate head office.

Amortization of Financing Costs

For Group L.P., amortization of financing costs remained constant at $1.1 million for the 13-week periods ended November 4, 2007 and November 2, 2008.

For Holdings, amortization of financing costs increased from $1.3 million for the 13-week period ended November 4, 2007 to $1.6 million for the 13-week period ended November 2, 2008 due to a higher foreign exchange rate during the period.

The amortization of financing costs represents the cost of our financings described in “Liquidity and Capital Resources—Debt and Commitments”, which is amortized over the term of the related debt using the effective interest rate method.

Interest Expense

For Group L.P., interest expense decreased $0.8 million from $10.9 million for the 13-week period ended November 4, 2007, to $10.1 million for the 13-week period ended November 2, 2008, which reflects reduced debt outstanding from mandatory repayments and lower interest rates.

For Holdings, interest expense decreased 1.6 million from $16.1 million for the 13-week periods ended November 4, 2007, to $14.5 million for the 13-week period ended November 2, 2008, due mainly to the early principal repayment of U.S.$15.0 million of our senior floating rate deferred interest notes in the second quarter of 2007 and lower six-month LIBOR rate, and offset by our election to accrue interest of $10.1 million on June 15, 2008.

Foreign Exchange Gain/Loss on Derivative Financial Instruments and Long-Term Debt

For Group L.P., foreign exchange gain on derivative financial instruments net of the change in value of long-term debt increased $6.2 million from a $1.8 million loss for the 13-week period ended November 4, 2007, to a gain of $4.4 million for the 13-week period ended November 2, 2008, due mainly to the difference in exchange rates.

For Holdings, foreign exchange loss on long-term debt increased $51.0 million from a $20.8 million gain for the 13-week period ended November 4, 2007, to a $30.2 million loss for the 13-week period ended November 2, 2008, due to the difference in exchange rates on long-term debt on the outstanding senior deferred notes which are not hedged.

Income Taxes

For Group L.P and Holdings, income tax expense decreased to twenty eight thousand dollars for the 13-week period ended November 4, 2007. Net earnings for the 13-week periods ended November 4, 2007, and November 2, 2008 constitute income of our partners and are therefore subject to income tax in their hands.

Net Earnings

For Group L.P., net earnings increased $7.6 million from $16.6 million for the 13-week period ended November 4, 2007 to $24.2 million for the 13-week period ended November 2, 2008. The increase in net earnings is a result of an increase in gross margin, a gain on foreign exchange on derivative financial instruments and long term debt and a decrease of interest expense, offset by higher general administration and store expenses and higher amortization of property and equipment associated with the growth of our business.

For Holdings, net earnings decreased $49.2 million from $33.8 million for the 13-week period ended November 4, 2007 to a loss of $15.3 million for the 13-week period ended November 2, 2008 due to foreign exchange loss on long-term debt on the outstanding senior deferred notes which are not hedged, and the same factors described in Group L.P.’s net earnings.

39-Week Period Ended November 2, 2008 Compared to 39-Week Period Ended November 4, 2007

The following tables set forth the major components of Holdings and Group L.P.’s consolidated statements of earnings, expressed as a percentage of sales, for the periods indicated:

	Holdings		Group L.P.
	39-Week Period Ended November 2, 2008	39-Week Period Ended November 4, 2007	39-Week Period Ended November 2, 2008	39-Week Period Ended November 4, 2007
Statements of Earnings Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.0%	66.3%	66.0%	66.3%
General, administrative and store operating expenses	20.3%	19.0%	20.3%	19.0%
Amortization	2.0%	1.9%	2.0%	1.9%
Amortization of financing costs	0.6%	0.7%	0.4%	0.5%
Interest expense	5.4%	7.2%	3.6%	4.7%
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	5.1%	(6.4)%	(0.1)%	0.5%
Income taxes	0.0%	0.0%	0.0%	0.0%

Net earnings (loss)	0.6%	11.3%	7.8%	7.1%

Sales

Our sales increased $82.5 million, or 11.9%, from $691.0 million for the 39-week period ended November 4, 2007 to $773.5 million for the 39-week period ended November 2, 2008. Comparable store sales were up 2.7% over the same period last year. Comparable store sales include stores that have been open for at least the prior 13 full fiscal months and remain open at the end of the reporting period. Comparable store sales of $694.6 million were driven by a 3.8% increase in the average transaction size per customer, offset by a 1.1% decrease in store traffic. The remaining portion of the sales growth, or $78.8 million, was driven primarily by the incremental full period impact of the 45 stores opened (offset by the closure of three stores) during the 39-weeks ended November 4, 2007 and the opening of 50 new stores (offset by the closure of three stores) in the last four quarters ending November 2, 2008.

Cost of Sales

Cost of sales increased by $52.6 million, or 11.5%, from $458.1 million for the 39-week period ended November 4, 2007, to $510.7 million for the 39-week period ended November 2, 2008. Our margin (sales less cost of sales) increased from 33.7% for the 39-week period ended November 4, 2007 to 34.0% for the 39-week period ended November 2, 2008. This is a result of lower cost and lower realized foreign exchange, partially offset by higher shipping and transportation and occupancy costs.

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses increased $26.3 million, or 20.0%, from $131.0 million for the 39-week period ended November 4, 2007 to $157.3 million for the 39-week period ended November 2, 2008. This increase was primarily due to an increase in the number of stores in operation, higher wages resulting from minimum wage increases, transaction costs related to debit cards and an increase in administration costs to support the expansion. As a percentage of sales, our general administrative and store operating expenses increased from 19.0% of sales for the 39-week period ended November 4, 2007 to 20.3% for the 39-week period ended November 2, 2008.

Amortization

Amortization expense increased $2.9 million, from $12.9 million for the 39-week period ended November 4, 2007, to $15.8 million for the 39-week period ended November 2, 2008. This increase was due to the amortization of property and equipment resulting from the new store openings, amortization of fixtures for our new warehouse and corporate head office and the amortization of capitalized software costs associated with the upgrade of our information technology systems.

Amortization of Financing Costs

For Group L.P., amortization of financing costs decreased from $3.2 million for the 39-week periods ended November 4, 2007 to $3.1 million for the 39-week period ended November 2, 2008.

For Holdings, amortization of financing costs decreased from $5.1 million for the 39-week period ended November 4, 2007 to $4.3 million for the 39-week period ended November 2, 2008 which reflects the decrease of our debt due mainly to the early principal repayment of U.S.$15.0 million of our senior floating rate deferred interest notes in the second quarter of 2007.

The amortization of financing costs represents the cost of our financings described in “Liquidity and Capital Resources—Debt and Commitments”, which is amortized over the term of the related debt using the effective interest rate method.

Interest Expense

For Group L.P., interest expense decreased $5.2 million from $32.7 million for the 39-week period ended November 4, 2007, to $27.5 million for the 39-week period ended November 2, 2008, which reflects reduced debt outstanding from mandatory repayments and lower interest rates.

For Holdings, interest expense decreased $8.2 million from $50.0 million for the 39-week period ended November 4, 2007, to $41.8 million for the 39-week period ended November 2, 2008, due mainly to the early principal repayment of U.S.$15.0 million of our senior floating rate deferred interest notes in the second quarter of 2007 and lower interest rates and offset by our election to accrue interest of $10.1 million on June 15, 2008.

Foreign Exchange Gain/Loss on Derivative Financial Instruments and Long-Term Debt

For Group L.P., foreign exchange gain on derivative financial instruments net of the change in value of long-term debt increased $4.7 million from a loss of $3.6 million for the 39-week period ended November 4, 2007, to gain of $1.1 million for the 39-week period ended November 2, 2008, due mainly to the difference in exchange rate.

For Holdings, foreign exchange loss on long-term debt increased $84.2 million from a gain of $44.4 million for the 39-week period ended November 4, 2007, to a loss of $39.8 million for the 39-week period ended November 2, 2008, due mainly to the difference in exchange rate on the long-term debt on the outstanding deferred notes which are not hedged.

Income Taxes

For both Group L.P. and Holdings, income tax expense decreased from $0.3 million for the 39-week period ended November 4, 2007 to $0.2 million for the 39-week period ended November 2, 2008. Net earnings for the 39-week periods ended November 4, 2007, and November 2, 2008 constitute income of our partners and are therefore subject to income tax in their hands.

Net Earnings

For Group L.P., net earnings increased $10.8 million from $49.1 million for the 39-week period ended November 4, 2007 to $59.9 million for the 39-week period ended November 2, 2008. The increase in net earnings is a result of an increase in gross margin, a gain on foreign exchange on derivative financial instruments and long term debt and a decrease of interest expense, offset by higher general administration and store expenses and higher amortization of property and equipment associated with the growth of our business.

For Holdings, net earnings decreased $74.5 million from $78.1 million for the 39-week period ended November 4, 2007 to $3.5 million for the 39-week period ended November 2, 2008 due to the foreign exchange loss on long-term debt on the outstanding senior deferred notes which are not hedged, and to the same factors described in Group L.P.’s net earnings.

Liquidity and Capital Resources

Cash Flows

The following tables summarize the statement of cash flows of Holdings and Group L.P.:

	Holdings		Group L.P.
(dollars in thousands)	13-Week Period Ended November 2, 2008	13-Week Period Ended November 4, 2007	13-Week Period Ended November 2, 2008	13-Week Period Ended November 4, 2007
Net cash provided by operating activities	$37,818	$15,691	$37,818	$15,694
Net cash used in investing activities	(18,789)	(14,184)	(18,789)	(14,184)
Net cash used in financing activities	(7,503)	(12,315)	(7,504)	(12,307)

Net increase (decrease) in cash and cash equivalents	11,526	(10,808)	11,525	(10,797)
Cash and cash equivalents, beginning of period	54,825	12,637	54,809	12,626

Cash and cash equivalents, end of period	$66,351	$1,829	$66,334	$1,829

	Holdings		Group L.P.
(dollars in thousands)	39-Week Period Ended November 2, 2008	39-Week Period Ended November 4, 2007	39-Week Period Ended November 2, 2008	39-Week Period Ended November 4, 2007
Net cash provided by operating activities	$104,703	$9,880	$104,495	$21,372
Net cash used in investing activities	(35,610)	(34,093)	(35,610)	(34,093)
Net cash used in financing activities	(28,956)	(21,661)	(28,751)	(33,145)

Net increase (decrease) in cash and cash equivalents	40,137	(45,874)	40,134	(45,866)
Cash and cash equivalents, beginning of period	26,214	47,703	26,200	47,695

Cash and cash equivalents, end of period	$66,351	$1,829	$66,334	$1,829

Cash Flows from Operating Activities

Group L.P. generated cash flow from operations of $37.8 million during the 13-week period ended November 2, 2008 compared to $15.7 million during the 13-week period ended November 4, 2007. During the 39-week period ended November 2, 2008 Group L.P. generated cash flow from operations of $104.5 million compared to $21.4 million during the 39-week period ended November 4, 2007. The increase in operating cash flow of $22.1 million for the 13-week period ended November 2, 2008 and $83.1 million for the 39-week period ended November 2, 2008 as compared to similar periods last year were primarily due to a reduction in non-cash working capital and operations.

Holdings generated cash flow from operations of $37.8 million and $104.7 million for the 13-week and 39-week periods ended November 2, 2008, respectively. When compared to net cash provided by operating activities of Group L.P., the differences are related primarily to the interest obligations on the senior floating rate deferred interest notes for this and last year. These differences include interest, amortization of financing costs and foreign exchange gain/loss on long-term debt. According to the terms of the senior floating rate deferred interest notes, we elected to defer interest of $10.1 million during the 39-week periods ended November 2, 2008.

Cash Flows from Investing Activities

During the 13-week and 39-week periods ended November 2, 2008, cash used for investing activities was $18.8 million and $35.6 million respectively, of which $9.0 million and $25.9 million respectively were used for the purchase of property and equipment compared to $14.2 million and $34.1 million respectively for the 13-week and 39-week periods ended November 4, 2007. The decrease was primarily due to fewer new store openings. There were 16 and 34 stores opened in the 13-week and 39-week periods ended November 2, 2008 versus 19 and 45 stores opened in the 13-week and 39-week periods ended November 4, 2007. For more details please refer to the Capital Expenditures section appearing later in this discussion. The was also a net settlement of $9.8 million of a foreign currency swap agreement used to mitigate foreign exchange risk associated with the capital and interest payment of our U.S.$200.0 million senior subordinated notes for the 13-week and 39-week periods ended November 30, 2008.

Cash Flows from Financing Activities

Cash used by Group L.P. for financing activities was $7.5 million mainly due to a $6.0 million scheduled quarterly principal repayment on our term loan A credit facility and a $0.7 million scheduled quarterly principal repayments on our term loan B credit facility and a $0.8 million capital distribution during the 13-week period ended November 2, 2008. During the 39-week period ended November 2, 2008, cash used by Group L.P. for financing activities of $28.8 million was mainly due to a $18.0 million scheduled quarterly principal repayment on term loan A under the terms of our credit agreement, a $6.2 million mandatory payment due to the annual consolidated excess cash flow required under the terms of our credit agreement of term loan A, a $2.0 million scheduled quarterly principal repayments on term loan B under the terms of our credit agreement, and a $2.6 million capital distribution.

For Holdings, cash used by financing activities during the 13-week and 39-week periods ended November 2, 2008 were $7.5 million and $29.0 million, respectively. As compared with cash flows from financial activities with Group L.P., the primary differences are related to proceeds from long-term debt and financing costs of the senior floating rate deferred interest notes. For the periods ended November 4, 2007 the primary difference when comparing cash used for financing activities by Holdings versus Group L.P. is related to a U.S.15.0 million payment of the senior floating rate deferred interest notes.

Capital Expenditures

Capital expenditures for the 13-week period ended November 2, 2008 were $9.0 million offset by tenant allowances of $0.5 million as compared with $14.3 million, offset by tenant allowances of $0.8 million for the 13-week period ended November 4, 2007. Capital expenditures for the 39-week period ended November 2, 2008 were $25.9 million offset by tenant allowances of $1.8 million as compared with $34.3 million, offset by tenant allowances of $2.6 million for the 39-week period ended November 4, 2007. The decreased capital spending was due to several factors including fewer new store openings than last year. 16 and 34 new stores were opened in the 13-week and 39-week periods ended November 2, 2008 as compared to 19 and 45 new stores in the 39-week periods ended November 4, 2007. Decreased capital spending was also the result of lower investments required for the implementation of our information systems and less fixtures required to furnish and equip our new head office and warehouse. For the 13-week and 39-week periods ended November 2, 2008, capital expenditures for stores were $8.1 million and $21.1 million respectively and $0.9 million and $ 4.8 million respectively were spent on capital expenditure for our information systems, roll out of our debit card processing system, racking for existing warehouses and additional fixtures for our new warehouse and corporate head-office.

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

On August 12, 2005, we issued U.S.$200.0 million senior subordinated notes bearing interest at 8.875% per annum payable semi-annually and maturing in August 2012. We used the proceeds from the sale of these 8.875% senior subordinated notes, together with additional term loan B borrowings of U.S.$45.0 million (approximately $54.2 million based on the exchange rate on November 2, 2008) that we incurred pursuant to an amendment to our senior secured credit facility to, (i) repay the outstanding borrowings under the senior subordinated bridge loan facility, (ii) make a cash distribution to our parent and (iii) pay related fees and expenses. At that time, the outstanding borrowings under the senior subordinated bridge loan including the accrued interest were $240.5 million bearing interest at Canadian Banker’s Acceptance rate plus 8.25% per annum and would have otherwise matured in May 2006.

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

As of November 2, 2008, we and our subsidiaries had approximately $814.6 million of total debt consisting of $339.1 million of senior secured debt outstanding under our senior secured credit facility, U.S.$200.0 million ($240.9 million based on exchange rate on November 2, 2008) of senior subordinated debt outstanding, consisting of the 8.875% senior subordinated notes, and U.S.$194.8 million ($234.6 million based on exchange rate on November 2, 2008) of senior subordinated deferred interest debt outstanding, consisting of the senior floating rate deferred interest notes. This debt was offset by hedging instruments totaling $19.0 million.

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

We and our subsidiaries, affiliates and significant shareholders may from time to time seek to retire or purchase our outstanding debt (including publicly issued debt) through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Senior Secured Credit Facility. Our senior secured credit facility consists of a (i) $53.2 million term loan A facility maturing in May 2010, denominated in Canadian dollars; (ii) U.S.$237.4 million ($285.9 million based on the exchange rate on November 2, 2008) term loan B facility maturing in November 2011, denominated in U.S. dollars; and (iii) $75.0 million revolving credit facility, denominated in Canadian dollars, which includes a $25.0 million letter of credit subfacility and a $10.0 million swingline loan subfacility. In addition, we may, under certain circumstances and subject to receipt of additional commitments from existing lenders or other eligible institutions, request additional term loan tranches or increases to the revolving loan commitments by an aggregate amount of up to $150.0 million (or the U.S. dollar equivalent thereof).

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

On February 13, 2008, the Canadian Accounting Standards Board (AcSB) confirmed January 1, 2011 as the changeover date to replace Canadian Generally Accepted Accounting Principles (GAAP) with International Financial Reporting Standards (IFRS) for all Canadian Publicly Accountable Enterprises (PAEs). Canadian publicly accountable enterprises must use IFRS to prepare interim and annual financial statements for financial years beginning on or after January 1, 2011. The Company will undertake preparations to adopt IFRS within the required timeframe.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

While principally all of our sales have been in Canadian dollars, we have been steadily increasing our purchases of merchandise from low-cost overseas suppliers, including suppliers in China, Hong Kong, India, Indonesia, Italy, Pakistan, Poland, Singapore, Taiwan, Thailand, Turkey and the United Kingdom. For the fiscal year ended February 3, 2008, this direct sourcing from foreign suppliers accounted for in excess of 50% of our purchases. Accordingly, our results of operations are impacted by the fluctuation of foreign currencies against the Canadian dollar. In particular, we purchase a majority of our imported merchandise from suppliers in China using U.S. dollars. Therefore, our cost of sales is impacted by the fluctuation of the Chinese renminbi against the U.S. dollar and the fluctuation of the U.S. dollar against the Canadian dollar.

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

On August 12, 2005, we entered into two additional swap agreements consisting of foreign currency swaps to minimize our exposure to exchange rate fluctuations in respect of our 8.875% senior subordinated notes. On August 15, 2008, one of those swap agreements matured. In anticipation of this maturity, on July 22, 2008 we entered into a new swap agreement to replace the expiring one. These swap agreements qualify for hedge accounting.

Interest Rate Risk

We use variable-rate debt to finance a portion of our operations and capital expenditures. These obligations expose us to variability in interest payments due to changes in interest rates. We have approximately $339.1 million in term loans outstanding under our senior secured credit facility based on the exchange rate on November 2, 2008, bearing interest at variable rates. Each quarter point change in interest rates would result in a $0.8 million change in interest expense on such term loans. We also have a revolving loan facility which provides for borrowings of up to $75.0 million which bears interest at variable rates. Assuming the entire revolver is drawn, each quarter point change in interest rates would result in a $0.2 million change in interest expense on our revolving loan facility.

We also have approximately $234.6 million of senior floating rate deferred interest notes based on the exchange rate on November 2, 2008, bearing interest at variable rates. Each quarter point change in interest rates would result in a $0.5 million change in interest expense on the notes.

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

An action against us for alleged personal injuries sustained by a customer in one of our stores (Guiseppa Calvo v. S. Rossy Inc.) was filed May 8, 2006 in the Ontario Superior Court of Justice. The plaintiff is alleging damages of $1.0 million. We believe that our insurance policies will cover any potential amount to be paid for this claim. While we intend to vigorously defend the claim asserted against us, we cannot predict its outcome.

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

Dollarama Group Holdings L.P.

	By:	Dollarama Group Holdings GP ULC, its general partner

Dollarama Group L.P.

	By:	Dollarama Group GP Inc.,
its general partner

Dated: December 15, 2008	By:	/s/ Larry Rossy
	Name:	Larry Rossy
	Title:	Chief Executive Officer and Director

Dated: December 15, 2008	By:	/s/ Robert Coallier
	Name:	Robert Coallier
	Title:	Chief Financial Officer and Secretary