Form 10-Q
period 2009-11-01
Dollarama Group Holdings L.P.
filed 2009-12-10
CIK 1401140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-143444

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer, or smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The “Partnership”, “we”, “us”, and “our” refer to Dollarama Group Holdings L.P. and its consolidated subsidiaries.

DOLLARAMA GROUP HOLDINGS L.P.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

Dollarama Group Holdings L.P.

Interim Consolidated Balance Sheet

(expressed in thousands of Canadian dollars)

	As of November 1, 2009 $	As of February 1, 2009 $
	(unaudited)
Assets

Current assets
Cash and cash equivalents	261,277	66,141
Receivable from parent company	1,864
Accounts receivable	1,413	2,998
Income taxes recoverable	105	80
Deposits and prepaid expenses	4,608	4,710
Merchandise inventories	255,949	249,644
Derivative financial instruments (note 5)	2,199	33,175

	527,415	356,748

Property and equipment	135,095	129,878
Goodwill	727,782	727,782
Other intangible assets	113,785	115,210
Derivative financial instruments (note 5)	6,427	33,423

	1,510,504	1,363,041

Liabilities
Current liabilities
Accounts payable	20,826	39,027
Accrued expenses and other	52,098	37,760
Derivative financial instruments (note 5)	64,920	—
Current portion of long-term debt (note 3)	226,565	15,302

	364,409	92,089

Long-term debt (note 3)	475,326	806,384
Other liabilities	29,183	28,098

	868,918	926,571

Commitments and contingencies (note 4)

Partners’ Capital
General partner	544	374
Limited partner	360,868	161,725
Contributed surplus	8,800	3,390
Retained earnings	286,217	211,520
Accumulated other comprehensive income (loss)	(14,843)	59,461

	641,586	436,470

	1,510,504	1,363,041

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group Holdings L.P.

Interim Consolidated Statement of Partners’ Capital

(Unaudited)

(expressed in thousands of Canadian dollars)

	General partner capital $	Limited partner capital $	Contributed surplus $	Retained earnings $	Accumulated other comprehensive income (loss) $	Total $
Balance – February 3, 2008	374	163,158	2,649	187,517	(7,524)	346,174

Net earnings for the period	—	—	—	3,521	—	3,521
Other comprehensive income
Unrealized gain on derivative financial instruments, net of reclassification adjustment	—	—	—	—	60,257	60,257

Comprehensive income						63,778

Stock-based compensation (note 7)	—	—	615	—	—	615
Capital distributions	—	(2,573)	—	—	—	(2,573)

Balance – November 2, 2008	374	160,585	3,264	191,038	52,733	407,994

Balance – February 1, 2009	374	161,725	3,390	211,520	59,461	436,470

Net earnings for the period	—	—	—	74,697	—	74,697
Other comprehensive loss
Unrealized loss on derivative financial instruments, net of reclassification adjustment	—	—	—	—	(74,304)	(74,304)

Comprehensive income						393

Issuance of partnership unit (note 6)	170	204,688	—	—	—	204,858
Stock-based compensation (note 7)	—	—	5,410	—	—	5,410
Capital distributions	—	(5,545)	—	—	—	(5,545)

Balance – November 1, 2009	544	360,868	8,800	286,217	(14,843)	641,586

The sum of retained earnings and accumulated other comprehensive income (loss) amounted to $271,374 as of November 1, 2009 (February 1, 2009 – $270,981).

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group Holdings L.P.

Interim Consolidated Statement of Earnings

(Unaudited)

(expressed in thousands of Canadian dollars)

	For the 13-week period ended November 1, 2009 $	For the 13-week period ended November 2, 2008 $	For the 39-week period ended November 1, 2009 $	For the 39-week period ended November 2, 2008 $
Sales	312,797	272,379	889,606	773,465

Cost of sales and expenses
Cost of sales	201,674	179,356	582,412	510,703
General, administrative and store operating expenses	76,166	56,526	195,497	157,293
Amortization	6,008	5,500	18,343	15,838

	283,848	241,382	796,252	683,834

Operating income	28,949	30,997	93,354	89,631
Interest expense	26,170	16,079	55,066	46,102
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	(7,785)	30,230	(36,619)	39,786

Earnings (loss) before income taxes	10,564	(15,312)	74,907	3,743
Provision for current income taxes	57	28	210	222

Net earnings (loss) for the period	10,507	(15,340)	74,697	3,521

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group Holdings L.P.

Interim Consolidated Statement of Cash Flows

(Unaudited)

(expressed in thousands of Canadian dollars)

	For the 13-week period ended November 1, 2009 $	For the 13-week period ended November 2, 2008 $	For the 39-week period ended November 1, 2009 $	For the 39-week period ended November 2, 2008 $
Operating activities
Net earnings (loss) for the period	10,507	(15,340)	74,697	3,521
Adjustments for
Amortization of property and equipment	6,190	5,555	18,666	16,268
Amortization of intangible assets	423	501	1,338	1,786
Change in fair value of derivatives	(12,306)	(76,980)	48,590	(87,606)
Amortization of financing costs	5,091	1,599	7,575	4,321
Foreign exchange loss (gain) on long-term debt	3,146	109,986	(91,067)	129,933
Amortization of unfavourable lease rights	(605)	(556)	(1,661)	(2,216)
Deferred lease inducements	344	533	1,256	1,324
Deferred leasing costs	(107)	(260)	(157)	(420)
Deferred tenant allowances	909	489	2,742	1,803
Amortization of deferred tenant allowances	(434)	(333)	(1,252)	(928)
Stock-based compensation	4,964	172	5,410	615
Amortization of deferred leasing costs	87	54	244	172
Capitalized interest on long-term debt	9,183	—	18,931	10,071
Other	—	30	14	43

	27,392	25,450	85,326	78,687
Changes in non-cash working capital components	(27,195)	12,368	(10,370)	26,016

	197	37,818	74,956	104,703

Investing activities
Purchase of property and equipment	(7,119)	(9,033)	(23,928)	(25,945)
Proceeds on disposal of property and equipment	22	51	31	142
Net settlement of derivative financial instruments (note 5)	—	(9,807)	—	(9,807)

	(7,097)	(18,789)	(23,897)	(35,610)

Financing activities
Issuance of partnership units	204,858	—	204,858	—
Financing costs	—	—	—	(208)
Repayment of long-term debt	(38,844)	(6,742)	(55,236)	(26,175)
Capital distributions	(1,295)	(761)	(5,545)	(2,573)

	164,719	(7,503)	144,077	(28,956)

Increase in cash and cash equivalents	157,819	11,526	195,136	40,137
Cash and cash equivalents – Beginning of period	103,458	54,825	66,141	26,214

Cash and cash equivalents – End of period	261,277	66,351	261,277	66,351

Supplementary information
Interest paid	11,319	13,599	26,782	29,688
Income taxes paid	61	35	334	226

The accompanying notes are an integral part of the interim consolidated financial statements.

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

November 1, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

1	Basis of presentation

The unaudited interim consolidated financial statements are based on accounting policies and methods consistent in their application with those used and described in the annual consolidated financial statements of Dollarama Group Holdings L.P. (the “Partnership”) as contained in the most recent Annual Report on Form 10-K (“Form 10-K”) except as described in note 2 of the unaudited interim consolidated financial statements. The unaudited interim consolidated financial statements do not include all of the financial statement disclosures included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”) and therefore should be read in conjunction with the Partnership’s most recent Form 10-K.

In the opinion of management of Dollarama Group Holdings GP ULC, as General Partner of the Partnership, the unaudited interim consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position and results of operations and cash flows in accordance with Canadian GAAP. The results reported in these financial statements are not necessarily indicative of the results that may be expected for the entire year. Historically, the last quarter of the year has presented a higher level of activity and produced better results than the first three quarters.

The Partnership has evaluated events and transactions occurring subsequent to the interim consolidated balance sheet date of November 1, 2009, for items that should potentially be recognized or disclosed in these unaudited interim consolidated financial statements. The evaluation was conducted through December 9, 2009, the date these unaudited interim consolidated financial statements were available to be issued.

2	Summary of significant accounting policies

Changes in accounting policies

Goodwill and intangible assets

Canadian Institute of Chartered Accountants (“CICA”) Handbook Section 3064, “Goodwill and Intangible Assets”, replaces Section 3062, “Goodwill and Other Intangible Assets”, and establishes standards for the recognition, measurement and disclosure of goodwill and intangible assets. The provisions relating to the definition and initial recognition of intangible assets are equivalent to the corresponding provisions of International Accounting Standard (“IAS”) 38, “Intangible Assets”. Section 1000, “Financial Statement Concepts”, is amended to clarify criteria for recognition of an asset. Section 3450, “Research and Development Costs”, is replaced by guidance in Section 3064. CICA Abstract EIC-27, “Revenues and Expenditures During the Pre-operating Period”, is no longer applicable for entities that have adopted Section 3064. Accounting Guideline 11, “Enterprises in the Development Stage”, is amended to delete references to deferred costs and to provide guidance on development costs as intangible assets under Section 3064. This new standard is effective for interim and annual financial statements for years beginning on or after October 1, 2008. This Section was adopted as of February 2, 2009 with no impact on the interim consolidated financial statements.

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

November 1, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Accounting changes

In June 2009, the CICA amended Section 1506, “Accounting Changes”, to exclude from the scope of this section changes in accounting policies upon the complete replacement of an entity’s primary basis of accounting. This amendment is effective for years beginning after July 1, 2009. This amendment was early adopted as of November 1, 2009 with no impact on the interim consolidated financial statements.

Financial instruments – Disclosures

In June 2009, the CICA amended Section 3862, “Financial Instruments – Disclosures”, to include additional disclosure requirements about fair value measurement for financial instruments and liquidity risk disclosures. These amendments require a three-level hierarchy that reflects the significance of the inputs used in making the fair value measurements. Fair value of assets and liabilities included in Level 1 are determined by reference to quoted prices in active markets for identical assets and liabilities. Assets and liabilities in Level 2 include valuations using inputs other than the quoted prices for which all significant inputs are based on observable market data, either directly or indirectly. Level 3 valuations are based on inputs that are not based on observable market data. The amendments to Section 3862 apply for annual financial statements relating to fiscal years ending after September 30, 2009. The Partnership has adopted the disclosure requirements under this amendment with respect to its August 2, 2009 interim consolidated financial statements.

Future accounting standards not yet applied

Business combinations, consolidated financial statements and non-controlling interests

CICA Handbook Section 1582, “Business Combinations”; Section 1601, “Consolidated Financial Statements”; and Section 1602, “Non-controlling Interests”, replace Section 1581, “Business Combinations”, and Section 1600, “Consolidated Financial Statements”, and establish a new section for accounting for a non-controlling interest in a subsidiary. These sections provide the Canadian equivalent to International Financial Reporting Standard 3, “Business Combinations (January 2008)”, and IAS 27, “Consolidated and Separate Financial Statements (January 2008)”. Section 1582 is effective for business combinations for which the acquisition date is on or after the first quarter beginning on January 31, 2011 with early adoption permitted. Sections 1601 and 1602 apply to interim and annual consolidated financial statements relating to years beginning on January 20, 2011 with early adoption permitted. The Partnership is assessing the impact of these new standards.

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

November 1, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

3	Long-term debt

Long-term debt outstanding consists of the following:

	As of November 1, 2009 $	As of February 1, 2009 $
	(unaudited)
Senior subordinated notes US$208,876,000 (February 1, 2009 – US$200,000,000), maturing in August 2012, bearing interest at 8.875%, payable semi-annually	225,983	245,300
Senior subordinated deferred interest notes US$212,168,906 (February 1, 2009 – US$203,449,093), maturing in August 2012, interest accrues semi-annually in arrears commencing in June 2007 at a rate per annum equal to 6-month LIBOR plus 5.75%, increasing to 6.25% in December 2008 and 6.75% in December 2009	229,546	249,530
Term bank loan US$234,933,736 (February 1, 2009 – US$236,759,643), maturing in November 2011, repayable in quarterly capital installments of US$608,637. Advances under the term bank loan bear interest at rates ranging from 0.75% to 1.0% above the bank’s prime rate. However, borrowings under the term bank loan by way of LIBOR loans bear interest at rates ranging from 1.75% to 2.0% per annum above the bank’s LIBOR	254,175	290,386
Term bank loan, repaid during the period	—	53,195

	709,704	838,411
Less: Current portion	226,565	15,302

	483,139	823,109
Less: Financing costs	7,813	16,725

	475,326	806,384

On October 16, 2009, the Partnership notified the senior subordinated notes (the “Notes”) holders that it would redeem all of the issued and outstanding Notes in the aggregate principal amount of US$200,000,000 on November 17, 2009, in accordance with section 5(a) of the Notes and section 3.01(a) of the Indenture at a redemption price equal to 104.438% of the principal amounts of such Notes, plus accrued and unpaid interest up to November 17, 2009. As a result, the Notes have been reclassified as a current liability in the Partnership’s interim consolidated balance sheet as of November 1, 2009 and an additional expense of $9,183,000 has been recorded as a redemption premium within the interest expense.

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

November 1, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

On November 17, 2009, the Notes were redeemed as described above, and the Indenture dated August 12, 2005 under which the Notes were issued was discharged.

4	Commitments

As of November 1, 2009, contractual obligations for operating leases amounted to approximately $507,615,000. The leases extend over various periods up to the year 2024. The basic annual rent, exclusive of contingent rentals, for the next five years and thereafter is as follows:

$
2010	70,639
2011	66,504
2012	61,763
2013	56,857
2014	52,218
Thereafter	199,634

The rent and contingent rent expense of operating leases for store, warehouse, distribution centre and corporate headquarters included in the interim consolidated statement of earnings are as follows:

	For the 13-week period ended November 1, 2009 $	For the 13-week period ended November 2, 2008 $	For the 39-week period ended November 1, 2009 $	For the 39-week period ended November 2, 2008 $
Basic rent	18,393	16,997	54,623	49,371
Contingent rent	272	196	1,633	1,090

	18,665	17,193	56,256	50,461

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

November 1, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

5	Derivative financial instruments

A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments as of November 1, 2009 and February 1, 2009 is as follows:

	As of November 1, 2009
	Contractual nominal value US$	Balance sheet location	Fair value – Asset (liability) $	Nature of hedging relationship
Hedging instruments
Foreign exchange forward contracts	80,000	Current assets	2,199	Cash flow hedge
Foreign exchange forward contracts	190,000	Current liabilities	(19,537)	Cash flow hedge

	270,000		(17,338)
Non-hedging instruments
Foreign currency and interest rate swaps	234,900	Current liabilities	(29,289)
Foreign currency swap agreements	130,000	Current liabilities	(16,094)
Foreign currency swap agreements	70,000	Long-term assets	6,427

	704,900		(56,294)

	As of February 1, 2009
	Contractual nominal value US$	Balance sheet location	Fair value – Asset $	Nature of hedging relationship
Hedging instruments
Foreign exchange forward contracts	174,000	Current assets	33,175	Cash flow hedge
Foreign currency swap agreements	200,000	Long-term assets	25,447	Cash flow hedge

	374,000		58,622
Non-hedging instruments
Foreign currency and interest rate swaps	236,700	Long-term assets	7,976

	610,700		66,598

	As of November 1, 2009 $	As of February 1, 2009 $
Derivative financial instruments
Current assets	2,199	33,175
Long-term assets	6,427	33,423
Current liabilities	(64,920)	—

	(56,294)	66,598

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

November 1, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

The Partnership is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are currency risk and interest rate risk. Foreign exchange forward contracts are entered into to manage the currency fluctuation risk associated with forecasted US dollar merchandise purchases sold in the stores. Foreign currency swap agreements and foreign currency and interest rate swaps are entered into to manage currency fluctuation risk and interest rate risk associated with the Partnership’s US-dollar borrowings.

The Partnership formally documents the relationship between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions.

Derivative financial instruments are classified as held for trading or designated as hedging instruments. The derivative financial instruments are recorded at fair value determined using market prices. All gains and losses from changes in fair value of derivative financial instruments not designated as hedges are recognized in earnings. The Partnership has designated its derivatives as hedges of the variability in highly probable future cash flows attributable to a recognized asset or liability or a forecasted transaction (cash flow hedges). All gains and losses from changes in fair value of derivative financial instruments designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) and reclassified to earnings when the associated gains (losses) on related hedged items are recognized.

As of November 1, 2009, the Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

November 1, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

			For the 13-week period ended November 1, 2009
			Impact on balance sheet	Impact on other comprehensive loss	Impact on earnings	Impact on cash flows
	Note		Change in fair value during the period on investment, long-term debt and derivative financial instruments	Unrealized gain (loss) on derivative financial instruments net of reclassification adjustment	Foreign exchange gain (loss) on long-term debt and derivative financial instruments	Change in fair value of derivative financial instruments	Foreign exchange gain on long-term debt
Investment and long-term debt
Senior subordinated notes	3		(882)	—	(882)	—	882
Senior subordinated deferred interest notes	3		(924)	—	(924)	—	924
Term B loan	3		(1,127)	—	(1,127)	—	1,127
Short-term investment (classified as cash and cash equivalents)			8,778	—	8,778	—	—
Other foreign exchange gain (loss)			—	—	(485)	—	213

				—	5,360	—	3,146

Derivative financial instruments
Hedging
Foreign exchange forward contracts, net of reclassification	5	(b)	7,838	7,838	—	—	—
Impact of lag on foreign exchange forward contracts	5	(b)	—	(9,420)	—	(9,420)	—
Foreign exchange forward contracts – ineffective position	5	(b)	—	451	(487)	451	—
Foreign currency swap agreements	5	(c)	(7,369)	489	(7,858)	7,858	—
Reclassification under discontinuance of hedge relationship	5	(c)	—	(2,581)	2,581	(2,581)	—
Realized gain (loss) on foreign currency swap agreement interest payments	5	(c)	—	(44)	159	(44)	—

				(3,267)	(5,605)	(3,736)	—

Non-hedging
Foreign currency and interest swap agreements	5	(a)	(22)	—	(22)	22	—
Foreign currency swap agreements	5	(c)	8,592	—	8,592	(8,592)	—
Realized loss on foreign currency and interest rate swap interest payments	5	(a)	—	—	(540)	—	—

				—	8,030	(8,570)	—

Total				(3,267)	7,785	(12,306)	3,146

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

November 1, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

			For the 39-week period ended November 1, 2009
			Impact on balance sheet	Impact on other comprehensive loss	Impact on earnings	Impact on cash flows
	Note		Change in fair value during the period on investment, long-term debt and derivative financial instruments	Unrealized gain (loss) on derivative financial instruments net of reclassification adjustment	Foreign exchange gain (loss) on long-term debt and derivative financial instruments	Change in fair value of derivative financial instruments	Foreign exchange gain (loss) on long-term debt
Investment and long-term debt
Senior subordinated notes	3		28,920	—	28,920	—	(28,920)
Senior subordinated deferred interest notes	3		29,171	—	29,171	—	(29,171)
Term B loan	3		33,960	—	33,960	—	(33,960)
Short-term investment (classified as cash and cash equivalents)			8,778	—	8,778	—	—
Other foreign exchange gain			—	—	709	—	984

				—	101,538	—	(91,067)

Derivative financial instruments
Hedging
Foreign exchange forward contracts, net of reclassification	5	(b)	(50,513)	(50,513)	—	—	—
Impact lag on foreign exchange forward contracts	5	(b)	—	(15,613)	—	(15,613)	—
Foreign exchange forward contracts – ineffective position	5	(b)	—	451	(487)	451	—
Foreign currency swap agreements, net of reclassification	5	(c)	(43,708)	(6,048)	(37,660)	37,660	—
Reclassification under discontinuance of hedge relationship	5	(c)	—	(2,581)	2,581	(2,581)	—
Realized gain on foreign currency agreement interest payments	5	(c)	—	—	238	—	—

				(74,304)	(35,328)	19,917	—

Non-hedging
Foreign currency and interest swap agreements	5	(a)	(37,265)	—	(37,265)	37,265	—
Foreign currency swap agreements	5	(c)	8,592	—	8,592	(8,592)	—
Realized loss on foreign currency and interest rate swap interest payments	5	(a)	—	—	(918)	—	—

				—	(29,591)	28,673	—

Total				(74,304)	36,619	48,590	(91,067)

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

November 1, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

			For the 13-week period ended November 2, 2008
			Impact on balance sheet	Impact on other comprehensive income	Impact on earnings	Impact on cash flows
	Note		Change in fair value during the year on long-term debt and derivative financial instruments	Unrealized gain on derivative financial instruments net of reclassification adjustment	Foreign exchange gain (loss) on long-term debt and derivative financial instruments	Change in fair value of derivative financial instruments	Foreign exchange gain (loss) on long-term debt	Net settlement of derivative financial instruments
Long-term debt
Senior subordinated notes	3		(35,478)	—	(35,478)	—	35,478	—
Senior subordinated deferred interest notes	3		(33,704)	—	(33,704)	—	33,704	—
Term B loan	3		(42,333)	—	(42,233)	—	42,233	—
Other foreign exchange gains and losses on revaluation			—	—	501	—	(1,429)	—

				—	(110,914)	—	109,986	—

Derivative financial instruments
Hedging
Foreign exchange forward contracts, net of reclassification	5	(b)	35,521	35,521	—	—	—	—
Impact lag on foreign exchange forward contracts	5	(b)	—	7,125	—	7,125	—	—
Foreign currency swap agreements	5	(c)	40,075	4,597	35,478	(31,894)	—	—
Foreign currency swap – ineffective position	5	(c)	306	393	(87)	87	—	—
Settlement of derivatives	5	(c)	14,035	1,716	2,512	(2,512)	—	(9,807)
Other materialized losses on early settlements of derivatives	5	(c)	—	—	(3,584)	(3,584)	—	—
Realized gain on foreign currency agreement interest payments	5	(c)	—	—	260	—	—	—

				49,352	34,579	(30,778)	—	(9,807)

Non-hedging
Foreign currency and interest rate swap agreements	5	(a)	46,202	—	46,202	(46,202)	—	—
Realized loss on foreign currency and interest rate swap interest payments	5	(a)	—	—	(97)	—	—	—

				—	46,105	(46,202)	—	—

Total				49,352	(30,230)	(76,980)	109,986	(9,807)

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

November 1, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

			For the 39-week period ended November 2, 2008
			Impact on balance sheet	Impact on other comprehensive income	Impact on earnings	Impact on cash flows
	Note		Change in fair value during the year on long-term debt and derivative financial instruments	Unrealized gain (loss) on derivative financial instruments net of reclassification adjustment	Foreign exchange gain (loss) on long-term debt and derivative financial instruments	Change in fair value of derivative financial instruments	Foreign exchange gain (loss) on long-term debt	Net settlement of derivative financial instruments
Long-term debt
Senior subordinated notes	3		(42,098)	—	(42,098)	—	42,098	—
Senior subordinated deferred interest notes	3		(39,626)	—	(39,626)	—	39,626	—
Term B loan	3		(50,399)	—	(50,399)	—	50,399	—
Other foreign exchange gains and losses on revaluation			—	—	980	—	(2,190)	—

				—	(131,143)	—	129,933	—

Derivative financial instruments
Hedging
Foreign exchange forward contracts, net of reclassification	5	(b)	48,891	48,891	—	—	—	—
Impact lag on foreign exchange forward contracts	5	(b)	—	11,535	—	11,535	—	—
Foreign currency swap agreements	5	(c)	40,213	(1,885)	42,098	(38,514)	—	—
Settlement of derivatives			14,035	1,716	2,512	(2,512)	—	(9,807)
Other materialized losses on early settlements of derivatives	5	(c)	—	—	(3,584)	(3,584)	—	—
Realized loss on foreign currency agreement interest payments	5	(c)	—	—	(1,488)	—	—	—

				60,257	39,538	(33,075)	—	(9,807)

Non-hedging
Foreign currency and interest rate swap agreements	5	(a)	54,531	—	54,531	(54,531)	—	—
Realized loss on foreign currency and interest rate swap interest payments	5	(a)	—	—	(2,712)	—	—	—

				—	51,819	(54,531)	—	—

Total				60,257	(39,786)	(87,606)	129,933	(9,807)

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

November 1, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

a)	Foreign currency and interest rate swap agreements

The Partnership entered into swap agreements consisting of a combination of a foreign currency swap and an interest rate swap that were undertaken to address two risks with its US-dollar LIBOR-based term bank loans (note 3).

The swap agreements enable the Partnership to convert the interest rate on the debt from US-dollar LIBOR to Canadian bankers’ acceptance rate and fix the exchange rate on these payments at 1.1922. The swap agreements provide for the Partnership to pay interest on the stated notional amount at a variable rate of Canadian bankers’ acceptance rate plus 2.9% (in Canadian dollars) and to receive interest at LIBOR plus 2.5% (in US dollars) with a fixed US/Canadian dollar conversion rate of 1.1922.

The foreign currency swap enables the Partnership to effectively hedge the exchange rate on its principal payments on the US-dollar debt at 1.1922.

Changes in fair value of the foreign currency and interest rate swap agreements are reported to earnings under “Foreign exchange loss (gain) on derivative financial instruments and long-term debt”. Accordingly, a loss of $22,000 (November 2, 2008 – gain of $46,202,000) was recorded to earnings for the 13-week period ended November 1, 2009 and a loss of $37,265,000 (November 2, 2008 – gain of $54,531,000) was recorded to earnings for the 39-week period ended November 1, 2009.

b)	Foreign exchange forward contracts

The Partnership uses foreign exchange forward contracts to manage risks from fluctuations in the US dollar relative to the Canadian dollar for its purchases of merchandise in US dollars. All forward contracts are used only for risk management purposes and are designated as hedges of specific anticipated purchases of merchandise. Upon redesignation or amendment of a foreign exchange forward contract, the ineffective portion of such contracts is recognized immediately in earnings.

The fair value of the foreign exchange forward contracts is recorded in accumulated other comprehensive income and is reclassified to earnings under “Cost of sales” based on an estimated time to recognize the related retail inventory costing in earnings. A gain of $4,626,000 has been reclassified from accumulated other comprehensive income to cost of sales for the 13-week period ended November 1, 2009 (November 2, 2008 – loss of $1,682,000) and a gain of $30,916,000 has been reclassified from accumulated other comprehensive income to cost of sales for the 39-week period ended November 1, 2009 (November 2, 2008 – loss of $10,367,000). In addition to the fair value of the foreign exchange forward contracts representing a loss of $17,338,000 as of November 1, 2009 (February 1, 2009 – gain of $33,175,000), accumulated other comprehensive income includes a gain of $2,495,000 (February 1, 2009 – gain of $17,657,000) on foreign exchange forward contracts settled before November 1, 2009, which will be reported to earnings based on an estimated time to recognize the related retail inventory costing in earnings.

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

November 1, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

c)	Foreign currency swap agreements

Until October 16, 2009, the fair value of the foreign currency swap agreements (the “Derivatives”) was recorded in accumulated other comprehensive income. A portion of the changes in the fair value of the Derivatives (representing the offsetting impact on the conversion of the Notes from US dollars to Canadian dollars at the balance sheet date) was reclassified from accumulated other comprehensive income to earnings under “Foreign exchange loss (gain) on derivative financial instruments and long-term debt”. Accordingly, for the period of August 3, 2009 to October 16, 2009, a loss of $7,858,000 (13-week period ended November 2, 2008 – gain of $35,478,000) was reclassified from accumulated other comprehensive income to earnings and for the period of February 3, 2009 to October 16, 2009 a loss of $37,660,000 (39-week period ended November 2, 2008 – gain of $42,098,000) was reclassified from accumulated other comprehensive income to earnings.

As described in note 3, on October 16, 2009, the Partnership has notified the Notes holders that it would redeem all of the issued and outstanding Notes. As a result, it was no longer probable that the anticipated hedge transaction linked to the Derivatives would occur, and the hedge relationship between the Notes and the Derivatives foreign currency swap agreements has been discontinued on that date. Accordingly, as of October 16, 2009, a gain of $2,581,000 has been reclassified from accumulated other comprehensive income to earnings. From October 16, 2009 and on, as the Derivatives are no longer accounted for under the hedge accounting model, changes in the fair value of the Derivatives are recorded in earnings for the period under “Foreign exchange loss (gain) on derivative financial instruments and long-term debt”.

6	Partnership units

	Number of units (in thousands)	Value $
General partner
As of February 1, 2009	374	374
Issued on October 16, 2009	170	170

As of November 1, 2009	544	544

	Number of units (in thousands)	Value $
Limited partner
As of February 1, 2009	454,484	454,484
Issued on October 16, 2009	204,688	204,688

As of November 1, 2009	659,172	659,172

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

November 1, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

7	Stock-based compensation

Until October 16, 2009, Dollarama Inc. (formerly known as Dollarama Capital Corporation), a parent company of the Partnership, had a management stock option plan (the “Old Plan”) whereby managers, directors and employees of the Partnership were eligible to be granted stock options to acquire shares of Dollarama Inc. (the “Corporation”).

On October 16, 2009, the Corporation completed a reorganization of its capital structure immediately followed by an initial public offering. Concurrently, the Corporation has established a new management option plan (the “New Plan”) whereby managers, directors and employees of the Partnership may be granted stock options to acquire shares of Dollarama Inc. Under the New Plan, the number and characteristics of stock options granted are determined by the Board of Directors of the Corporation, and the options will have a life not exceeding 10 years.

All of the outstanding options previously granted under the Old Plan were exchanged for options issued under the New Plan. The exchange has not resulted in any incremental value being awarded to the option holders. As a result of the initial public offering completed by the Corporation, the Performance Conditions were fulfilled and as such, an expense of $4,937,834 was recorded during the 13-week period ended November 1, 2009.

Under the New Plan, the following types of options are available:

a)	Options with service requirements (“Service Conditions”)

These options were granted to purchase an equivalent number of common shares. The options vest at a rate of 20% annually on the anniversary of the grant date.

b)	Options with service and performance requirements (“Performance Conditions”)

These options were granted to purchase an equivalent number of common shares. The options become eligible to vest annually from the date of grant at a rate of 20% when the performance conditions are met.

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

November 1, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

	Number of common share options		Weighted average purchase price $	Number of preferred share options		Weighted average purchase price $
	Service	Performance		Service	Performance
Outstanding – February 3, 2008	880,422	1,760,844	3.24	2,513,462	5,026,924	0.88

Outstanding – February 1, 2009	880,422	1,760,844	3.24	2,513,462	5,026,924	0.88
Granted during the period	35,121	70,242	11.20	100,274	200,548	1.56
Forfeited during the period	(35,344)	(212,062)	1.00	(100,900)	(605,398)	—

Outstanding – October 16, 2009	880,199	1,619,024	3.80	2,512,836	4,622,074	0.93
Impact of reorganization (stock split)	26,683	49,081	—	—	—	—
Impact of New Plan	241,503	444,216	9.66	(2,512,836)	(4,622,074)	0.93

Outstanding – November 1, 2009	1,148,385	2,112,321	4.94	—	—	—

Exercisable – November 1, 2009	853,121	1,521,793		—	—

8	Related party transactions

Included in expenses are management fees of $5,823,800 and $7,443,800 (including a $5,000,000 management fee resulting from the IPO) respectively for the 13-week and 39-week periods ended November 1, 2009 (November 2, 2008 – $829,000 and $2,419,000 respectively) charged by an affiliate of Bain Capital Partners VIII, LP, (“Bain Capital”) a private equity firm that controls the Partnership’s parent. Furthermore, an affiliate of Bain Capital charged a $1,000,000 consulting fee which is included in the initial public offering expenses.

Expenses charged by entities controlled by a director, which mainly comprise rent, total $2,422,812 and $7,223,256 respectively for the 13-week and 39-week periods ended November 1, 2009 (November 2, 2008 – $2,430,803 and $7,200,810 respectively).

No amount payable to Bain Capital as of November 1, 2009 (February 1, 2009 – $1,500,000) is included in accrued expenses and other.

These transactions were measured at the exchange amount, which is the amount of the consideration established and agreed to by the related parties.

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

November 1, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

9	Reconciliation of accounting principles generally accepted in Canada and the United States

The Partnership has prepared these interim consolidated financial statements in accordance with Canadian GAAP, which conform in all material respects to those in the United States except as follows.

Summary of significant new accounting principles generally accepted in the United States

Accounting changes implemented

Disclosures about derivative instruments and hedging activities

In March 2008, the Financial Accounting Standards Board (“FASB”) issued guidance to improve financial reporting for derivative instrument and hedging activities by requiring enhanced disclosures regarding the impact on financial position, results of operations, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Disclosure requirements pertaining to this Statement is included in note 5 to the interim consolidated financial statements.

Determination of the useful life of intangible assets

In April 2008, the FASB issued guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under other U.S. generally accepted accounting principles. Disclosure requirements are effective for all intangible assets recognized as of, and subsequent to, fiscal years beginning after December 15, 2008. The adoption of this new standard had no impact on the consolidated financial statements.

Business combinations

In December 2007, the FASB issued guidance which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, any non-controlling interest in an acquiree and the resulting goodwill. The guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This guidance was effective for annual reporting periods beginning after December 15, 2008 and was as of February 2, 2009 with no impact on the consolidated financial statements.

Non-controlling interests in consolidated financial statements

In December 2007, the FASB issued guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This topic clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The topic changes the way the consolidated earnings (loss) statement is presented by requiring consolidated net earnings (loss) to be reported including the amounts attributable to both the parent interest and the non-controlling interest. It is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. Its adoption as of February 2, 2009 had no impact on the consolidated financial statements.

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

November 1, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Fair value measurements

In April 2009, the FASB issued a modification of the Fair Value Measurements and Disclosures Topic of FASB Accounting Standards Codification (the “ASC”) concerning the determination of fair value when the volume and level of activity for the asset or liability have significantly decreased and for identifying transactions that are not orderly. This modification emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The modification also provides guidance on identifying transactions that are not orderly by assessing certain factors among which are: an adequate marketing period for the asset or liability, whether the seller is in a distressed state and whether the transaction price is an outlier compared with recent transactions. The modification amends the disclosure provisions required by the Fair Value Measurements and Disclosures Topic of FASB ASC to require entities to disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value.

These modifications are effective for interim and annual periods ending after June 15, 2009, and have consequently been adopted by the Partnership.

Fair value disclosures for interim periods

In April 2009, the FASB issued a modification of the Fair Value Measurements and Disclosures Topic of FASB ASC concerning the interim disclosures about fair value of financial instruments, to require interim-period disclosures about fair value of financial instruments that were previously made on an annual basis only.

This modification is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The Partnership is adopted the disclosure requirement with no impact on the consolidated financial statements.

Recognition and presentation of other-than-temporary impairments

In April 2009, the FASB issued Recognition and Presentation of Other-Than-Temporary Impairments. The topic amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of this topic are effective for interim and annual reporting periods ending after June 15, 2009. The Partnership adopted this new standard with no impact on the consolidated financial statements.

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

November 1, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Management’s assessment of subsequent events

In May 2009, the FASB issued Subsequent Events that provides guidance on management’s assessment of subsequent events. Historically, management had relied on U.S. auditing literature for guidance on assessing and disclosing subsequent events. The topic represents the inclusion of guidance on subsequent events in the accounting literature and is directed specifically to management, since management is responsible for preparing an entity’s consolidated financial statements.

The new topic does not significantly change practice because its guidance is similar to that in existing U.S. auditing literature on subsequent events, although with some important modifications. The new topic clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” Management must perform its assessment for both interim and annual financial reporting periods.

The topic is effective prospectively for interim or annual periods ending after June 15, 2009. The Partnership applied the requirements of this topic in the preparation of our November 1, 2009 consolidated financial statements.

FASB Accounting Standards Codification

On July 1, 2009, the FASB ASC became the single source of authoritative generally accepted accounting principles (“GAAP”) in the United States. The previous GAAP hierarchy consisted of four levels of authoritative accounting and reporting guidance, including original pronouncements of the FASB, Emerging Issues Task Force (“EITF”) abstracts, and other accounting literature (together, “previous GAAP”). The ASC eliminated this hierarchy and replaced previous GAAP (other than rules and interpretive releases of the SEC), as used by all nongovernmental entities, with just two levels of literature; namely, authoritative and non-authoritative.

The FASB has indicated that the ASC does not change previous GAAP, instead, the changes aim to reduce the time and effort it takes for users to research accounting questions and improve the usability of accounting standards by reorganizing them into a topical format, where each topic is subdivided into a number of levels that aggregate all elements of literature related to this topic.

For reporting purposes, the FASB ASC has become effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the FASB ASC in our November 1, 2009 consolidated financial statements.

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

November 1, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Measuring liabilities at fair value

In August 2009, the FASB issued a modification of the Fair Value Measurements and Disclosures Topic of FASB ASC concerning the measurement of liabilities at fair value when there is a lack of observable market information. This modification provides clarification of the valuation techniques that are required in circumstances in which a quoted price in an active market for the identical liability is not available. The modification of the valuation techniques had no impact on the Partnership’s fair value measurements. This modification is effective for the first reporting period (including interim periods) beginning after issuance. The Partnership adopted the modification in its November 1, 2009 consolidated financial statements.

Future accounting change not yet applied

Transfers of financial assets

In June 2009, the FASB issued Accounting for Transfers of Financial Assets, which amends the derecognition guidance required by the Transfers and Servicing Topic of FASB ASC. Some of the major changes undertaken by this amendment include:

•

Eliminating the concept of a Qualified Special Purpose Entity (“QSPE”) since the FASB believes, on the basis of recent experience, that many entities that have been accounted for as QSPEs are not truly passive, a belief that challenges the premise on which the QSPE exception was based.

•	Modifying the derecognition provisions as required by the Transfers and Servicing Topic of FASB ASC. Specifically aimed to:

•	require that all arrangements made in connection with a transfer of financial assets be considered in the derecognition analysis,

•	clarify when a transferred asset is considered legally isolated from the transferor,

•	modify the requirements related to a transferee’s ability to freely pledge or exchange transferred financial assets, and

•	provide guidance on when a portion of a financial asset can be derecognized, thereby restricting the circumstances when sale accounting can be achieved to the following cases:

•	transfers of individual or groups of financial assets in their entirety; and

•	transfers of participating interests.

The new amendment is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and has not yet been codified. It is anticipated that this amendment will primarily be incorporated into the Transfers and Servicing Topic of FASB ASC. The Partnership will assess the impact of adopting this Statement on its consolidated financial statements.

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

November 1, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Supplemental disclosure to comply with accounting principles generally accepted in the United States

Fair value measurement

Fair Value Measurements and Disclosure Topic of FASB ASC establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels. A financial instrument’s categorization within the fair value hierarchy is based on the lowest level of input that is available and significant to the fair value measurement. This topic establishes and prioritizes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Partnership’s financial assets and financial liabilities measured at fair value on a recurring basis as of November 1, 2009, in accordance with this topic, and indicates the fair value hierarchy of the valuation techniques used by the Partnership to determine such fair value.

Fair value measurement at reporting date using:

Balance sheet classification and nature	November 1, 2009 $	Quoted prices in active markets for identical assets (Level 1) $	Significant observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $
Assets
Cash and cash equivalents	261,277	261,277	—	—
Receivable from parent company	1,864	—	—	1,864
Accounts receivable	1,413	—	—	1,413
Derivative financial instruments – Current	2,199	—	2,199	—
Derivative financial instruments – Non-current	6,427	—	6,427	—

Liabilities
Accounts payable	20,826	—	—	20,826
Accrued expenses and other	52,098	—	—	52,098
Derivative financial instruments – Current	64,920	—	64,920	—

Dollarama Group Holdings L.P.

Notes to Interim Consolidated Financial Statements

(Unaudited)

November 1, 2009

(tabular amounts expressed in thousands of Canadian dollars, unless otherwise noted)

Fair value measurements of the Partnership’s cash and cash equivalents are classified under Level 1 because such measurements are determined using quoted prices in active markets for identical assets.

Derivative financial instruments include foreign currency and interest rate swap agreements, foreign currency swap agreements and foreign exchange forward contracts. Fair value measurements of the Partnership’s derivative financial instruments are classified under Level 2 because such measurements are determined using published market prices or estimates based on observable inputs such as interest rates, yield curves, and spot and future exchange rates.

Fair value measurements of accounts receivable, accounts payable, and accrued expenses and other are classified under Level 3 because inputs are generally unobservable and reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing in this report along with the consolidated financial statements for the fiscal year ended February 1, 2009 and related notes and Management’s Discussion and Analysis presented in our Annual Report on Form 10-K.

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

All references to “Fiscal 2007” in this report are to the Partnership’s fiscal year ended February 4, 2007, to “Fiscal 2008” are to the Partnership’s fiscal year ended February 3, 2008, to Fiscal 2009 are to the Partnership’s fiscal year ended February 1, 2009 and to “Fiscal 2010” are to the Partnership’s fiscal year ending on January 31, 2010.

Registrant

This quarterly report is that of Dollarama Group Holdings L.P. (“Holdings”) Holdings is a subsidiary of Dollarama Inc. (the “Corporation”). Currently, the only assets of Holdings are 100% of the equity of its three direct subsidiaries: (i) Dollarama Group Holdings Corporation, which holds no assets, (ii) Dollarama Holdings GP Inc., which is the general partner of Dollarama Holdings L.P. (“Holdings LP”), and (iii) Holdings L.P., which holds no assets other than equity in its two direct subsidiaries. Holdings L.P., together with its direct subsidiary Dollarama Group GP Inc., owns 100% of the equity of Dollarama Group L.P. (“Group L.P.”), which along with its direct subsidiaries Dollarama GP Inc. and Dollarama Corporation, own 100% of the equity of Dollarama L.P. Together, Dollarama L.P. and its subsidiaries, and Dollarama Corporation operate the “Dollarama” business. Holdings, together with its consolidated subsidiaries, are referred to as the “Partnership”, “we”, “us” or “our”.

Forward-Looking Statements

Except for historical information contained herein, the statements in this document are forward-looking. Forward-looking statements involve known and unknown risks and uncertainties, including those that are described elsewhere in this report. Forward-looking statements are based on estimates and assumptions made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we believe are appropriate and reasonable in the circumstances, but there can be no assurance that such estimates and assumptions will prove to be correct. Certain assumptions in respect of the determination of the impairment of losses, claim liabilities, employee future benefits, goodwill and intangibles are material factors made in preparing forward-looking information and management’s expectations. Many factors could cause our actual results, level of activity, performance or achievements or future events or developments to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the following factors set forth in Part I Item IA herein: future increases in operating and merchandise costs, inability to refresh our merchandise as often as in the past, increase in the cost or a disruption in the flow of imported goods, disruption of distribution infrastructure, current adverse economic conditions, high level of indebtedness, inability to generate sufficient cash to service all the Partnership’s indebtedness, ability of the Partnership to incur additional indebtedness, significant operating restrictions imposed by our senior secured credit facility (the “Credit Facility”) and our senior floating rate deferred interest notes (the “Deferred Interest Notes”) Indenture, interest rate risk associated with variable rate indebtedness, no guarantee that strategy to introduce products between $1.00 and $2.00 will be successful, market acceptance of our private brands, inability to increase capacity of the warehouse and distribution centers, weather conditions or seasonal fluctuations, competition in the retail industry, dependence on ability to obtain competitive pricing and other terms from our suppliers, inability to renew store, warehouse and distribution center leases or find other locations on favourable terms, disruption in information technology systems, growth strategy unsuccessfully executed, inability to achieve the anticipated growth in sales and operating income, inventory shrinkage, compliance with environmental regulations, failure to attract and retain qualified employees, departure of senior executives, fluctuation in the value of the Canadian dollar in relation to the U.S. dollar, litigation, product liability claims and product recalls, unexpected costs associated with our current insurance program, protection of trademarks and other proprietary rights, natural disasters, risks associated with the protection of customers’ credit card data. These factors are not intended to represent a complete list of the factors that could affect us; however, these factors should be considered carefully. These forward-looking statements describe our expectations as of December 10, 2009 and we have no intention and undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. The forward-looking statements contained in this report are expressly qualified by this cautionary statement.

Recent Events

On October 16, 2009, the Corporation completed an initial public offering (“IPO”) of 17,142,857 common shares in Canada at a price of $17.50 per share resulting in gross proceeds of approximately $300 million. On the same date, the Corporation used approximately $70.1 million to repay in full notes owing to certain shareholders of the Corporation as a result of the reorganization undertaken in connection with the IPO. The remaining portion of the gross proceeds and certain amounts of cash on hand were used to (i) pay the fees payables to the underwriters and other expenses related to the initial public offering in the aggregate amount of $18.0 million and $6.8 million, respectively, (ii) deposit the aggregate amount of required to redeem our 8.875% senior subordinated notes (the “8.875% Subordinated Notes”) in accordance with their terms and the discharge indenture governing such Notes with the trustee for such Notes and (iii) prepay all outstanding term loan A loans under the Credit Facility, in the principal amount of $38.2 million.

On October 21, 2009, we entered into amendment No. 6 to the Credit Facility (“Amendment No. 6”). Amendment No. 6 provides us with a new $75.0 million secured revolving credit facility, which matures in July 2012 and otherwise has the same terms, pricing, covenants, guarantees and security as the existing secured revolving credit facility.

On October 21, 2009, certain shareholders of the Corporation sold an additional aggregate of 2,571,428 common shares of the Corporation to the underwriters at a price of $17.50 per share, pursuant to the exercise of an over-allotment option granted by the underwriters in connection with the initial public offering of the Corporation.

On November 17, 2009 (the “Redemption Date”), we consummated the redemption of the outstanding U.S.$200 million principal amount of 8.875% Subordinated Notes in accordance with their terms. The redemption price was of 104.438% of the principal amount of the notes, plus accrued and unpaid interest to the Redemption Date and was paid from the proceeds deposited with the trustee upon consummation of the Corporation’s IPO referred to above.

Overview

We are the leading operator of dollar stores in Canada with more than four times the number of stores as our next largest dollar store competitor in Canada. We are the only operator with a significant national presence and are continuing to expand in all Canadian provinces. As of November 1, 2009 our stores average approximately 9,795 square feet and offer a targeted mix of merchandise at compelling values, including private label and nationally branded products. We offer a broad range of quality consumer products and general merchandise for everyday use, in addition to seasonal products. Our quality merchandise is sold in individual or multiple units at select fixed price points between $1.00 and $2.00, with the exception of select candy offered at $0.65. All of our stores are corporate-owned, providing a consistent shopping experience, and nearly all are located in high-traffic areas such as strip malls and shopping centers in various locations, including metropolitan areas, mid-sized cities, and small towns.

Our strategy is to grow sales, net earnings and cash flow by building upon our position as the leading Canadian operator of dollar stores and to offer a compelling value proposition on a wide variety of everyday merchandise to a broad base of customers. We continually strive to maintain and improve the efficiency of our operations. Our products are sold primarily in individual or multiple units at fixed prices of $0.65 (for select candy), $1.00, $1.25, $1.50 and $2.00. Prior to February 2009, all our merchandise was sold at a single $1.00 price point, with the exception of select candy offered at $0.65. On February 2, 2009, we introduced additional price points of $1.25, $1.50 and $2.00 which have allowed us to further broaden our product offering.

Key Items in the 13-week period ended November 1, 2009

•

Proceeds from the Corporation’s $300 million IPO were used to repay the term loan A outstanding pursuant to the Credit Facility and to redeem the 8.875% Subordinated Notes subsequent to our third quarter ended November 1, 2009;

•

Sales increased 14.8% period over period and comparable store sales grew 7.3% period over period. This growth was primarily driven by an increase in the average transaction size and an increase in the number of transactions, as well as by the 45 new stores opened (offset by the temporary closure of 3 stores) since the end of the third quarter of 2009.

•

Net earnings increased $25.9 million period over period and Adjusted EBITDA (as defined below) increased 24.5% to $47.3 million from $38.0 million period over period. This growth was driven mainly by sales growth, higher gross margin and a foreign exchange gain on our outstanding Deferred Interest Notes, which were not hedged during these periods.

Factors Affecting Our Results of Operations

Sales

We recognize sales at the time the customer tenders payment for and takes possession of the merchandise. All sales are final. Our sales consist of comparable store sales and new store sales. Comparable store sales is a measure of the percentage increase or decrease of the sales of stores open for at least 13 complete fiscal months relative to the same period in the prior year. In Fiscal 2008, we revised our method for determining the stores that are included in the comparable store sales calculation. Beginning with the fourth quarter of Fiscal 2008, we provided the comparable store sales calculation for the stores that have been open at least 13 complete fiscal months and remain open at the end of the period. Previously, the comparable store sales calculation included only stores that had been open at least 13 complete fiscal months, that remain open at the end of the period and that were open for the entire previous year comparable period.

We include sales from expanded stores and relocated stores in comparable store sales. The primary drivers of comparable store sales performance are changes in number of transactions and average transaction size. To increase comparable store sales, we focus on offering a wide selection of high-quality merchandise at attractive values in well designed, consistent and convenient store formats.

We have historically experienced limited seasonal fluctuations in sales and expect this trend to continue. We generated 29.0% of our sales in Fiscal 2009 during the fourth quarter due to the Christmas selling season.

Our sales are adversely affected by inflation and other adverse economic developments that affect the level of consumer spending in Canada where we sell our merchandise.

Cost of Sales

Our cost of sales consist mainly of merchandise and transportation costs (which are variable and proportional to our sales volume), store occupancy costs and certain distribution labour costs. We record vendor rebates consisting of volume purchase rebates, when earned. The rebates are recorded as a reduction of inventory purchases at cost, which has the effect of reducing cost of sales. In the past, as a single fixed-price point dollar store, increases in operating and merchandise costs could negatively impact our operating results because we were not able to pass on cost increases to our customers. Redesigning direct sourced products was the only means to mitigate the impact of increasing unit costs. Although cost increases could still negatively impact our business, with our new multiple price point product offering introduced in Fiscal 2010, we now have greater flexibility to react to cost increases on a timely basis. We have historically reduced our cost of sales by shifting more of our sourcing to low-cost foreign suppliers. For the 39-week period ended November 1, 2009, direct overseas sourcing was 53.9% of our purchases compared to 50.2% for the same period in the prior year. While we still source a majority of our overseas products from China, we have been steadily increasing our purchases from other overseas suppliers in the last two fiscal years, including goods sourced directly from India, Indonesia, Thailand, Turkey and Vietnam. As a result, our cost of sales is impacted by the fluctuation of foreign currencies against the Canadian dollar. In particular, we purchase a majority of our imported merchandise from suppliers in China using U.S. dollars. Therefore, our cost of sales is impacted by the fluctuation of the Chinese renminbi against the U.S. dollar and the fluctuation of the U.S. dollar against the Canadian dollar.

While we enter into foreign exchange forward contracts to hedge part of our exposure to fluctuations in the value of the U.S. dollar against the Canadian dollar, we do not hedge our exposure to fluctuations in the value of the Chinese renminbi against the U.S. dollar.

Shipping and transportation costs are also a significant component of our cost of sales. When fuel costs increase, shipping and transportation costs increase because the carriers generally pass on such cost increases to the users. Because of the high volatility of fuel costs, it is difficult to forecast the fuel surcharges we may incur from our contract carriers as compared to past quarters.

Our occupancy costs are driven by our base rent expense. We believe that we are generally able to negotiate leases at attractive market rates due to the increased consumer traffic which our stores usually generate in strip malls and shopping centers. We typically enter into leases with base terms of ten years and options to renew for one or more periods of five years each.

The Partnership adopted Canadian Institute of Chartered Accountants (“CICA”) Section 3031, “Inventories” during fiscal year ended February 1, 2009. This standard replaced Section 3030 and harmonized the Canadian standard related to inventories with International Financial Reporting Standards (“IFRS”). Section 3031 states that costs directly associated with warehousing and distribution are capitalized as merchandise inventories as they are part of the production process whereas in all prior years, these costs were treated as period costs.

General, Administrative and Store Operating Expenses

Our general, administrative and store operating expenses consist of store labour and maintenance costs, which are primarily fixed, and salaries and related benefits of corporate and field management team members, administrative office expenses, professional fees and other related expenses. Although our average hourly wage rate is higher than the minimum wage, an increase in the mandated minimum wage could significantly increase our payroll costs unless we realize offsetting productivity gains and cost reductions. We expect our administrative costs to increase as we build our infrastructure to effectively meet the needs generated by the growth of the Partnership. Since November 2, 2009, general, administrative and store operating expenses no longer includes annual management fees of $3.0 million payable to funds advised by Bain Capital Partners, LLC (such funds being referred to in this report as “Bain Capital”) pursuant to its management agreement. This management agreement was terminated in connection with the consummation of the Corporation’s initial public offering during the third quarter of Fiscal 2010. A one-time fee of $5.0 million was paid to Bain Capital in connection with such termination.

Merchandising Strategy

As part of our ongoing effort to offer more value and higher quality goods to our customers, on February 2, 2009, we began offering in all our stores an additional assortment of products priced between $1.00 and $2.00. While the majority of products continue to be priced at $1.00, offering products at fixed price points up to $2.00 has expanded our merchandise selection with new items across most categories.

Economic or Industry-Wide Factors Affecting the Partnership

We operate in the value retail industry, which is highly competitive with respect to price, store location, merchandise quality, assortment and presentation, in-stock consistency, and customer service. We compete with other dollar stores, variety and discount stores and mass merchants operating in Canada. These other retail companies operate stores in many of the areas where we operate and many of them engage in extensive advertising and marketing efforts. Additionally, we compete with a number of companies for prime retail site locations, as well as in attracting and retaining quality employees. We, along with other retail companies, expect continuing pressure resulting from a number of factors including, but not limited to: merchandise costs, recession and instability in the global economy, consumer debt levels and buying patterns, adverse economic conditions, interest rates, market volatility, customer preferences, unemployment, labour costs, inflation, currency exchange fluctuations, fuel prices, weather patterns, catastrophic events, competitive pressures and insurance costs. Due to current economic conditions, consumer spending could decline because of economic pressures, including unemployment. Reductions in consumer confidence and spending could have an adverse effect on our sales.

Critical Accounting Policies and Estimates

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

Valuation of Merchandise Inventories

The valuation of store merchandise inventories is determined by the retail inventory method valued at the lower of cost (weighted-average) or net realizable value. Under the retail inventory method, merchandise inventories are converted to a cost basis by applying an average cost to selling ratio. Merchandise inventories that are at the distribution center or warehouses and inventories that are in-transit from suppliers, are stated at the lower of cost and net realizable value, determined on a weighted-average cost basis. Merchandise inventories include items that have been marked down to management’s best estimate of their net realizable value and are included in cost of sales in the period in which the markdown is determined. We estimate our markdown reserve based on the consideration of a variety of factors, including but not limited to quantities of slow-moving or carryover seasonal merchandise on hand, historical markdown statistics and future merchandising plans. The accuracy of our estimates can be affected by many factors, some of which are outside of our control, including changes in economic conditions and consumer buying trends. Historically, we have not experienced significant differences in our estimates of markdowns compared with actual results.

Property and Equipment

Property and equipment are carried at cost. Property and equipment are amortized over the estimated useful lives of the respective assets as follows: (i) on the declining balance method, computer equipment and vehicles at 30%; and (ii) on the straight-line method, store and warehouse equipment at eight to ten years, computer software at five years and leasehold improvements at the terms of the leases. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable.

Goodwill and Trade Name

Goodwill and trade name are not subject to amortization and are tested for impairment annually or more frequently if events or circumstances indicate that the assets might be impaired. Impairment is identified by comparing the fair value of the reporting unit to which it relates to its carrying value. To the extent the reporting unit’s carrying amount exceeds its fair value, we measure the amount of impairment in a manner similar to that of a purchase price allocation, and any excess of carrying amount over the implied fair value of goodwill is charged to earnings in the period in which the impairment is determined. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our business is impaired. Any resulting impairment would be charged to net earnings.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors which we consider could trigger an impairment review include, but are not limited to, significant negative industry or economic trends and current, historical or projected losses that demonstrate continuing losses. Impairment is assessed by comparing the carrying amount of an asset with the expected future net undiscounted cash flows from its use together with its residual value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. The estimates regarding their fair value include assumptions about future conditions relating to our business, as well as the industry. If actual cash flows differ from those projected by management, additional write-offs may be required.

Operating Leases

We recognize rental expense and inducements received from landlords on a straight-line basis over the term of the leases. Any difference between the calculated expense and the amounts actually paid is reflected as deferred lease inducements on our balance sheet.

Financial Instruments

Fair market value

We estimate the fair market value of our financial instruments based on current interest rates, foreign currency exchange rate, credit risk, market value and current pricing of financial instruments with similar terms. Unless otherwise disclosed herein, the carrying value of these financial instruments, especially those with current maturities such as cash and cash equivalents, accounts receivable, deposits, accounts payable and accrued expenses, approximates their fair market value.

Hedging

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

Foreign exchange risks

We have significant cash flows and long-term debt denominated in U.S. dollars. We use foreign exchange forward contracts and foreign currency swap agreements to mitigate risks from fluctuations in exchange rates. Forward contracts and foreign currency swap agreements are used for risk management purposes and are designated as hedges of specific anticipated purchases.

Interest risks

Our interest rate risk is primarily in relation to our floating rate borrowings. We have entered into some swap agreements to exchange U.S. dollar-denominated floating rate debt to Canadian dollar denominated floating rate debt.

Others

In the event a derivative financial instrument designated as a cash flow hedge is terminated or ceases to be effective prior to maturity, related realized and unrealized gains or losses are deferred under accumulated other comprehensive income (loss) and recognized in earnings in the period in which the underlying original hedged transaction is recognized. In the event a designated hedged item is sold, extinguished or matures prior to the termination of the related derivative financial instrument, any realized or unrealized gain or loss on such derivative financial instrument is recognized in earnings.

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

Presentation of Non-GAAP Financial Information

We present certain Non-GAAP financial information in this report because such information provides investors with a supplemental measure of our operating performance, is reported to our lenders pursuant to the terms of the Credit Facility and is considered in the calculation of some of the financial covenants that are contained in the Credit Facility. Specifically, the Non-GAAP financial information we present is EBITDA and Adjusted EBITDA.

EBITDA represents net earnings (loss) before interest expense, income taxes and amortization expense. We believe EBITDA is an important supplemental measure of operating performance because it eliminates items that have less bearing on our operating performance and thus highlights trends in our core business that may not otherwise be apparent when relying solely on Canadian GAAP financial measures. We also believe that securities analysts, investors and other interested parties frequently use EBITDA in the evaluation of issuers, many of which present EBITDA when reporting their results.

Adjusted EBITDA represents EBITDA as further adjusted to reflect items set forth in the table below, all of which are required in determining our compliance with financial covenants under the Credit Facility. Adjusted EBITDA is a material component of the covenants imposed on us by the Credit Facility. Specifically, we are subject to financial covenant ratios that are calculated by reference to Adjusted EBITDA. Non-compliance with these financial covenants contained in the Credit Facility could result in a default, acceleration in the repayment of amounts outstanding under the Credit Facility, and a termination of the lending commitments under the Credit Facility. Generally, any default under the Credit Facility that results in the acceleration in the repayment of amounts outstanding under the Credit Facility would result in a default under the indentures governing the 8.875% Subordinated Notes (redeemed as of November 17, 2009) and the Deferred Interest Notes. While an event of default under the Credit Facility or the indentures is continuing, we would be precluded from, among other things, paying dividends on our capital stock or borrowing under the revolving credit facility.

Our management also uses EBITDA and Adjusted EBITDA in order to facilitate operating performance comparisons from period to period, prepare annual operating budgets and assess our ability to meet our future debt service, capital expenditure and working capital requirements and our ability to pay dividends on our capital stock.

For the 13-week period ended November 1, 2009, our net earnings were $10.5 million and Adjusted EBITDA was $47.3 million, and for the 39-week period ended November 1, 2009, our net earnings were $74.7 million and Adjusted EBITDA was $127.3 million. For the 13-week period ended November 2, 2008, we had a net loss of $15.3 million and Adjusted EBITDA was $38.0 million, and for the 39-week period ended November 2, 2008, our net earnings were $3.5 million and Adjusted EBITDA was $109.8 million. The increase in net earnings and Adjusted EBITDA for the 13-week and 39-week periods ended November 1, 2009 compared to the corresponding periods ended November 2, 2008, was driven mainly by sales growth, higher gross margin dollars, and a foreign exchange gain on our outstanding Deferred Interest Notes which were not hedged during these periods.

A reconciliation of net earnings (loss) to EBITDA and Adjusted EBITDA for the periods presented in this report is set forth below:

(dollars in thousands)	13-week period ended November 1, 2009	13-week period ended November 2, 2008	39-week period ended November 1, 2009	39-week period ended November 2, 2008
Net earnings (loss)	$10,507	$(15,340)	$74,697	$3,521
Income taxes	57	28	210	222
Interest expense	26,170	16,079	55,066	46,102
Amortization	6,008	5,500	18,343	15,838

EBITDA	42,742	6,267	148,316	65,683
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	(7,785)	30,230	(36,619)	39,786
Management fees(a)	5,824	829	7,444	2,419
Deferred lease inducements(b)	344	533	1,256	1,324
Non-cash stock compensation expense(c)	4,964	172	5,410	615
Other non-recurring cash charges(d)	1,245	—	1,481	—

Adjusted EBITDA	$47,334	$38,031	$127,288	$109,827

(a)	Reflects the management fees paid to an affiliate of Bain Capital under our management agreement.
(b)	Represents the elimination of non-cash straight-line rent expense.
(c)	Represents the elimination of non-cash stock-based compensation expense.
(d)	Represents cash severance and other one-time non-recurring items.

In addition, a reconciliation of Adjusted EBITDA to cash flows from operating activities for the periods presented in this report is set forth below:

(dollars in thousands)	13-week period ended November 1, 2009	13-week period ended November 2, 2008	39-week period ended November 1, 2009	39-week period ended November 2, 2008
Adjusted EBITDA	$47,334	$38,031	$127,288	$109,827
Cash income taxes	(57)	(28)	(210)	(222)
Interest expense	(21,079)	(14,480)	(47,491)	(41,781)
Capitalized interest on long-term debt	—	—	9,748	10,071
Premium on redemption of 8.875% Subordinated Notes	9,183	—	9,183
Cash severance	(1,245)	—	(1,481)
Other		30	14	43
Cash foreign exchange gain (loss) on derivative financial instruments and long-term debt(a)	(1,375)	2,776	(5,858)	2,541
Amortization of deferred tenant allowances and leasing costs	(347)	(279)	(1,008)	(756)
Deferred tenant allowances and leasing costs	802	229	2,585	1,383
Management fees(b)	(5,824)	(829)	(7,444)	(2,419)

	27,392	25,450	85,326	78,687
Changes in non-cash operating elements of working capital	(27,195)	12,368	(10,370)	26,016

Net cash provided by operating activities	$197	$37,818	$74,956	$104,703

(a)	Represents the cash gain (loss) portion of the foreign exchange loss on long-term debt and change in fair value of derivative financial instruments.
(b)	Represents adjustments made in order to calculate Adjusted EBITDA.

EBITDA and Adjusted EBITDA are not presentations made in accordance with Canadian GAAP. As discussed above, we believe that the presentation of EBITDA and Adjusted EBITDA in this report is appropriate. However, EBITDA and Adjusted EBITDA have important limitations as analytical tools, and you should not consider them in isolation, or as substitutes for analysis of our results as reported under Canadian GAAP. For example, neither EBITDA nor Adjusted EBITDA reflect (a) our cash expenditures or future requirements for capital expenditures or contractual commitments; (b) changes in, or cash requirements for, our working capital needs; (c) the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; and (d) tax payments or distributions to our parent to make payments with respect to taxes attributable to us that represent a reduction in cash available to us. Because of these limitations, we primarily rely on our results as reported in accordance with Canadian GAAP and use EBITDA and Adjusted EBITDA only supplementally. In addition, because other companies may calculate EBITDA and Adjusted EBITDA differently than we do, EBITDA may not be, and Adjusted EBITDA as presented in this report is not, comparable to similarly titled measures reported by other companies.

Results of Operations

13-Week Period Ended November 1, 2009 Compared to 13-Week Period ended November 2, 2008

The following tables set forth the major components of Holdings’ consolidated statements of earnings, expressed as a percentage of sales, for the periods indicated:

	13-Week Period Ended November 1, 2009	13-Week Period Ended November 2, 2008
Statements of Earnings Data:
Sales	100.0%	100.0%
Cost of sales	64.5%	65.8%
General, administrative and store operating expenses	24.3%	20.8%
Amortization	1.9%	2.0%
Interest expense	8.4%	5.9%
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	(2.5)%	11.1%
Income taxes	0.0%	0.0%
Net earnings (loss)	3.4%	(5.6)%

Sales

For the 13-week period ended November 1, 2009, we recorded sales of $312.8 million, a 14.8% increase from $272.4 million recorded in the corresponding period in 2008. Comparable store sales rose 7.3% compared to the same quarter last year, driven by a 6.2% increase in average transaction size, and a 1.1% increase in the number of transactions. The remaining portion of the sales growth was driven primarily by the 45 stores opened since the end of the third quarter of Fiscal 2009, offset by the temporary closure of 3 stores, and by the full period impact of the 16 stores opened during the third quarter of last year.

On February 2, 2009, we introduced our new selection of items at price points of $1.25, $1.50 and $2.00. This introduction was made progressively in the first quarter and the vast majority of our products is still sold at $1.00. We believe the introduction of new price points has favorably impacted our revenues and resulted in both an improved number of transactions and average transaction size. Our total store square footage increased 7.4% from 5.4 million at November 2, 2008 to 5.8 million at November 1, 2009.

Cost of Sales

Our cost of sales increased $22.3 million, or 12.4%, from $179.4 million for the 13-week period ended November 2, 2008, to $201.7 million for the 13-week period ended November 1, 2009. Our gross margin increased to 35.5% for the 13-week period ended November 1, 2009 from 34.2% for the 13-week period ended November 2, 2008 due primarily to improved product margins, reduced transportation costs and reduced occupancy costs as a percentage of sales.

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses increased $19.7 million, or 34.7%, from $56.5 million for the 13-week period ended November 2, 2008, to $76.2 million for the 13-week period ended November 1, 2009 due to the opening of 42 net new stores since the end of the third quarter of Fiscal 2009 and the incurrence in the 13-week period ended November 1, 2009 of approximately $11.8 million of non-recurring expenses. These non-recurring charges include a $5.0 million fee paid in connection with the termination of our management agreement with the Corporation’s majority shareholder and $0.8 million management fees paid to the Corporation’s majority shareholder pursuant to such management agreement and prior to such termination, stock compensation expense of approximately $4.9 million triggered by the Corporation’s IPO, and severance charges of $1.2 million. Non-recurring charges incurred during the 13-week period ended November 2, 2008 consisted of $0.8 million management fees paid to the Corporation’s majority owner described above.

Amortization

Amortization expense increased $0.5 million, from $5.5 million for the 13-week period ended November 2, 2008, to $6.0 million for the 13-week period ended November 1, 2009. Amortization of property and equipment increased $0.6 million due to new store openings and was offset by $0.1 million lower amortization of favourable leases.

Interest Expense

Interest expense increased $10.1 million, from $16.1 million for the 13-week period ended November 2, 2008, to $26.2 million for the 13-week period ended November 1, 2009 due primarily to $13.8 million of non-recurring interest expense associated with the early redemption of debt, partially offset by lower interest costs resulting from the lower outstanding debt balance and lower interest rates on our variable-rate debt. The non-recurring interest charges incurred during the 13-week period ending November 1, 2009 include a $3.8 million write-off of financing costs associated with the term loan A of the Credit Facility and 8.875% Subordinated Notes, and $10.0 million in debt repayment premium and expenses associated with the redemption of the 8.875% Subordinated Notes which occurred on the Redemption Date.

Foreign Exchange Loss (Gain) on Derivative Financial Instruments and Long-Term Debt

Foreign exchange gain on derivative financial instruments and long-term debt increased $38.0 million, from a $30.2 million loss for the 13-week period ended November 2, 2008, to a $7.8 million gain for the 13-week period ended November 1, 2009 due mainly to the impact of the strengthening of the Canadian dollar relative to the U.S. dollar on our Deferred Interest Notes, which were not hedged during these periods.

Provision for Income Taxes

We had no income tax expense for the 13-week periods ended November 1, 2009 and November 2, 2008 . Given our partnership structure, net earnings generally constitute income of our partners and are therefore subject to income tax in their hands.

Net Earnings

Net earnings increased $25.9 million, from a $15.3 million loss for the 13-week period ended November 2, 2008, to earnings of $10.6 million for the 13-week period ended November 1, 2009. The increase in net earnings was driven mainly by sales growth, higher gross margin, and a foreign exchange gain on our outstanding Deferred Interest Notes which were not hedged during these periods.

39-Week Period Ended November 1, 2009 Compared to 39-Week Period ended November 2, 2008

The following tables set forth the major components of Holdings’ consolidated statements of earnings, expressed as a percentage of sales, for the periods indicated:

	39-Week Period Ended November 1, 2009	39-Week Period Ended November 2, 2008
Statements of Earnings Data:
Sales	100.0%	100.0%
Cost of sales	65.5%	66.0%
General, administrative and store operating expenses	22.0%	20.3%
Amortization	2.1%	2.0%
Interest expense	6.2%	6.0%
Foreign exchange loss (gain) on derivative financial instruments and long-term debt	(4.1)%	5.1%
Income taxes	0.0%	0.0%
Net earnings	8.3%	0.6%

Sales

For the 39-week period ended November 1, 2009, we recorded sales of $889.6 million, a 15.0% increase over the prior year. Comparable store sales rose 7.3% versus the same period last year, driven by a 1.9% increase in number of transactions and a 5.4% increase in average transaction size.

On February 2, 2009, we introduced our new selection of items at price points of $1.25, $1.50 and $2.00. This introduction was made progressively in the first quarter and the vast majority of our products is still sold at $1.00. We believe the introduction of new price points has positively impacted our sales and resulted in both an improved number of transactions and higher average transaction size. Our total store square footage increased 7.4% from 5.4 million at November 2, 2008 to 5.8 million at November 1, 2009.

Cost of Sales

Our cost of sales increased $71.7 million, or 14.0%, from $510.7 million for the 39-week period ended November 2, 2008, to $582.4 million for the 39-week period ended November 1, 2009. Our gross margin increased to 34.5% for the 39-week period ended November 1, 2009 from 34.0% for the 39-week period ended November 2, 2008 driven primarily by improved product margins.

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses increased $38.2 million, or 24.3%, from $157.3 million for the 39-week period ended November 2, 2008, to $195.5 million for the 39-week period ended November 1, 2009 due to the opening of 42 net new stores since the end of the third quarter of Fiscal 2009 and the incurrence in the 39-week period ended November 1, 2009 of approximately $13.6 million of non-recurring expenses. These non-recurring charges include a $5.0 million fee paid in connection with the termination of our management agreement with the Corporation’s majority shareholder, $2.2 million management fees paid to the Corporation’s majority shareholder pursuant to such management agreement and prior to such termination, stock compensation expense of approximately $4.9 million triggered by the Corporation’s IPO, and severance charges of $1.5 million. Non-recurring charges incurred during the 39-week period ended November 2, 2008 consisted of $2.2 million management fees paid to the Corporation’s majority owner described above.

Amortization

Amortization expense increased $2.5 million, from $15.8 million for the 39-week period ended November 2, 2008, to $18.3 million for the 39-week period ended November 1, 2009. Amortization of property and equipment increased $2.4 million due to new store openings and $0.6 million due to a write-off of unfavourable lease amortization in the prior year, and was offset by $0.5 million higher amortization of favourable leases.

Interest Expense

Interest expense increased $9.0 million, from $46.1 million for the 39-week period ended November 2, 2008, to $55.1 million for the 39-week period ended November 1, 2009 due primarily to $13.8 million of non-recurring interest expense associated with the early redemption of debt, partially offset by lower interest costs resulting from the lower outstanding debt balance and lower interest rates on our variable-rate debt. The non-recurring interest charges incurred during the 39-week period ending November 1, 2009 include a $3.8 million write-off of financing costs associated with the term loan A of the Credit Facility and 8.875% Subordinated Notes, and $10.0 million in debt repayment premium and expenses associated with the redemption of the 8.875% Subordinated Notes which occurred on the Redemption Date.

Foreign Exchange Loss (Gain) on Derivative Financial Instruments and Long-Term Debt

Foreign exchange gain on derivative financial instruments and long-term debt increased $76.4 million from a $39.8 million loss for the 39-week period ended November 2, 2008, to a $36.6 million gain for the 39-week period ended November 1, 2009 due mainly to the impact of the strengthening of the Canadian dollar relative to the U.S. dollar on our Deferred Interest Notes, which were not hedged during these periods.

Provision for Income Taxes

Income tax expense remained the same at $0.2 million for the 39-week periods ended November 1, 2009 and November 2, 2008. Given our partnership structure, net earnings generally constitute income of our partners and are therefore subject to income tax in their hands.

Net Earnings

Net earnings increased $71.2 million from $3.5 million for the 39-week period ended November 2, 2008 to $74.7 million for the 39-week period ended November 1, 2009. The increase in net earnings was driven mainly by sales growth, higher gross margin dollars, and a foreign exchange gain on our outstanding Deferred Interest Notes which were not hedged during these periods.

Liquidity and Capital Resources

Cash Flows

The following table summarizes the consolidated statement of cash flows of Holdings:

	13-Week Period Ended
(dollars in thousands)	November 1, 2009	November 2, 2008
Net cash provided by operating activities	$197	$37,818
Net cash used by investing activities	(7,097)	(18,789)
Net cash provided by (used by) financing activities	164,719	(7,503)

Net increase in cash and cash equivalents	157,819	11,526
Cash and cash equivalents, beginning of period	103,458	54,825

Cash and cash equivalents, end of period	$261,277	$66,351

	39-Week Period Ended
(dollars in thousands)	November 1, 2009	November 2, 2008
Net cash provided by operating activities	$74,956	$104,703
Net cash used by investing activities	(23,897)	(35,610)
Net cash provided by (used by) financing activities	144,077	(28,956)

Net increase in cash and cash equivalents	195,136	40,137
Cash and cash equivalents, beginning of period	66,141	26,214

Cash and cash equivalents, end of period	$261,277	$66,351

Cash Flows from Operating Activities

Cash flows provided by operating activities for the 13-week period ended November 1, 2009 were $0.2 million, a decrease of $37.6 million compared to the 13-week period ended November 2, 2008, due mainly to an increase in our working capital requirements.

Cash flows provided by operating activities for the 39-week period ended November 1, 2009 were $75.0 million, a decrease of $29.7 million compared to the 39-week period ended November 2, 2008, due mainly to an increase in our working capital requirements.

Cash Flows from Investing Activities

During the 13-week and 39-week periods ended November 1, 2009, cash used for investing activities was $7.1 million and $23.9 million respectively, compared to $18.8 million and $35.6 million respectively for the 13-week and 39-week periods ended November 2, 2008. Purchases of property and equipment were lower by $1.9 million in the 13-week period ended November 1, 2009 compared to the 13-week period ended November 2, 2008 due mainly to fewer new store openings. There were 10 stores opened, offset by the temporary closure of one store in the 13-week period ended November 1, 2009 compared to 16 stores opened in the 13-week period ended November 2, 2008. Purchases of property and equipment were lower by $2.0 million in the 39-week period ended November 1, 2009 compared to the 39-week period ended November 2, 2008 due mainly to lower spending on cash registers and debit card technology projects implemented during the 39-week period ended November 2, 2008. There were 30 stores opened during the 39-week period this year compared to 31 stores opened during the corresponding 39-week period last year. For more details please refer to the Capital Expenditures section appearing later in this discussion. Included in the 13-week and 39-week periods ending November 2, 2008 was a net settlement of $9.8 million of a foreign currency swap agreement used to mitigate the foreign exchange risk associated with our 8.875% Subordinated Notes.

Cash Flows from Financing Activities

During the 13-week and 39-week periods ended November 1, 2009, cash provided by financing activities was $164.7 million and $144.1 million respectively, compared to cash used by financing activities of $7.5 million and $29.0 million respectively for the 13-week and 39-week periods ended November 2, 2008. This $172.2 million and $173.0 million increase in cash flows provided by financing activities in the respective 13-week and 39-week periods ending November 1, 2009 is mainly attributable to the net proceeds of $204.9 million due to the issuance of partnership units of $229.7 million, less costs of $24.8 million associated with Corporation’s IPO, and partially offset by the principal repayment of $53.2 million on the term loan A of the Credit Facility in the 39-week period ended November 1, 2009, of which $38.2 million was paid in the 13-week period ended November 1, 2009, and by the scheduled $2.0 million quarterly principal repayments of the term loan B of the Credit Facility in the 39-week period ended November 1, 2009, of which $0.6 million was paid in the 13-week period ended November 1, 2009. The remaining $1.3 million and $5.5 million respectively for the 13-week and 39-week periods ended November 1, 2009 were used to make capital distributions to the Corporation for the payment of corporate taxes.

Capital Expenditures

Capital expenditures for the 13-week period ended November 1, 2009 were $7.1 million offset by tenant allowances of $0.9 million as compared to $9.0 million, offset by tenant allowances of $0.5 million for the 13-week period ended November 2, 2008. Capital expenditures for the 39-week period ended November 1, 2009 were $23.9 million, offset by tenant allowances of $2.7 million as compared to $25.9 million offset by tenant allowances of $1.8 million for the 39-week period ended November 2, 2008.

For the 13-week and 39-week periods ended November 1, 2009, capital expenditures for new, expanded, renovated or relocated stores and store improvements were $6.4 million and $21.4 million respectively, while $0.7 million and $ 2.5 million, respectively were spent on projects to improve our warehouses, distribution center and information systems.

In each of Fiscal 2009 and Fiscal 2010 to date, the average cost to open a new store was approximately $0.6 million, including $0.4 million for capital expenditures and $0.2 million for inventory.

Debt and Commitments

We are and have historically been significantly leveraged. Our principal sources of liquidity have been cash flows generated from operations and borrowings under the Credit Facility. Our principal cash requirements have been for working capital, capital expenditures and debt service. In connection with the acquisition of the Dollarama business in 2004 by the Corporation, an entity formed by Bain Capital, we entered into the Credit Facility, pursuant to which we incurred $120.0 million of borrowings under the term loan A of the Credit Facility and U.S.$201.3 million of borrowings under a term loan B of the Credit Facility ($240.0 million based on the exchange rate on the closing date of the acquisition), and the senior subordinated bridge loan facility, pursuant to which we borrowed an aggregate of $240.0 million.

On August 12, 2005, we issued U.S.$200.0 million 8.875% Subordinated Notes bearing interest at 8.875% per annum payable semi annually and maturing in November 2012. We used the proceeds from the sale of these 8.875% Subordinated Notes, together with additional borrowings under the term loan B of the Credit Facility of U.S.$45.0 million (approximately $48.7 million based on the exchange rate on November 1, 2009) that we incurred pursuant to an amendment to the Credit Facility to (i) repay the outstanding borrowings under the senior subordinated bridge loan facility, (ii) repay a note owing to our parent and (iii) pay related fees and expenses. At that time, the outstanding borrowings under the senior subordinated bridge loan including the accrued interest were $240.5 million bearing interest at Canadian Banker’s Acceptance rate plus 8.25% per annum and would have otherwise matured in May 2006.

On December 20, 2006, we issued U.S.$200.0 million Deferred Interest Notes bearing interest at 6-month LIBOR plus 5.75% (increasing to 6.25% after two years and 6.75% after three years) per annum, payable semi annually and maturing in November 2012. We used the proceeds from the sale of these notes to make a cash distribution to our parent and to pay related fees and expenses.

As of November 1, 2009, we and our subsidiaries had approximately: $254.2 million of senior secured debt outstanding consisting of debt outstanding under the Credit Facility; U.S.$200.0 million plus the call premium of U.S.$8.9 million ($226.0 million based on exchange rate on November 1, 2009) of the 8.875% Subordinated Notes; and U.S.$212.2 million ($229.5 million based on the exchange rate on November 1, 2009) of the Deferred Interest Notes.

Our and our subsidiaries’ ability to make scheduled payments of principal, or to pay the interest on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, or other factors that are beyond our control. Based upon the current level of our operations, we believe that cash flows from operations, together with borrowings available under the Credit Facility, will be adequate to meet our future liquidity needs. Our assumptions with respect to future liquidity needs may not be correct and funds available to us from the sources described above may not be sufficient to enable us to service our indebtedness, or cover any shortfall in funding for any unanticipated expenses.

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

Credit Facility

As of November 1, 2009, the Credit Facility consists of a (i) U.S.$234.9 million ($254.2 million based on the exchange rate on November 1, 2009) term loan B facility maturing in November 2011, denominated in U.S. dollars; and (ii) $75.0 million revolving credit facility denominated in Canadian dollars and maturing in June 2012, which includes a $25.0 million letter of credit subfacility and a $10.0 million swingline loan subfacility. As of November 1, 2009, there was an aggregate $256.4 million outstanding under the Credit Facility, including $2.2 million of letters of credit outstanding under the revolving credit facility. In addition, we may, under certain circumstances and subject to receipt of additional commitments from existing lenders or other eligible institutions, request additional term loan tranches or increases to the revolving loan commitments by an aggregate amount of up to $150.0 million (or the U.S. dollar equivalent thereof).

The interest rates per annum applicable to the loans under the Credit Facility, other than swingline loans, equal an applicable margin percentage plus, at our option, (1) in the case of U.S. dollar denominated loans, (a) a U.S. base rate equal to the greater of (i) the rate of interest per annum equal to the rate which Royal Bank of Canada establishes at its main office in Toronto from time to time as the reference rate of interest for U.S. dollar loans made in Canada and (ii) the federal funds effective rate (converted to a rate based on a 365 or 366 day period, as the case may be) plus 1.0% per annum or (b) the rate per annum equal to the rate determined by Royal Bank of Canada to be the offered rate that appears on the page of the Telerate screen 3750 that displays an average British Bankers Association Interest Settlement Rate for deposits in U.S. dollars for an interest period chosen by the applicable borrower of one, two, three, or six months (or, if made available by all applicable lenders, nine or twelve month periods) and (2) in the case of Canadian dollar denominated loans, (a) a Canadian prime rate equal to the greater of (i) the rate of interest per annum equal to the rate which Royal Bank of Canada establishes at its main office in Toronto from time to time as the reference rate for Canadian dollar loans made in Canada and (ii) the rate per annum determined as being the arithmetic average of the rates quoted for bankers’ acceptances for an interest period of one month as listed on the applicable Reuters Screen CDOR (Certificate of Deposit Offered Rate) page (plus 0.10% for certain lenders) plus 1.0% per annum or (b) the rate per annum determined as being the arithmetic average of the rates quoted for bankers’ acceptances for the appropriate interest period as listed on the applicable Reuters Screen CDOR (Certificate of Deposit Offered Rate) page (plus 0.10% for certain lenders).

The applicable margin percentages for Canadian dollar denominated loans and U.S. dollar denominated loans are subject to adjustment based upon the level of the total lease-adjusted leverage ratio. As of November 1, 2009, the applicable margin percentage for .75% for Canadian prime rate loans and 1.75% for bankers’ acceptances and the applicable margin percentage was 1.75% for adjusted LIBOR rate loans and 0.75% for U.S. base rate loans. Swingline loans bear interest at an interest rate equal to the interest rate for Canadian prime rate loans. On the last day of each calendar quarter, we also pay a commitment fee (calculated in arrears) to each revolving credit lender in respect of any unused commitments under the revolving credit facility, subject to adjustment based upon the level of the total lease-adjusted leverage ratio. As of November 1, 2009, the commitment fee was 0.375%.

The Credit Facility contains various restrictive covenants that, subject to significant exceptions, limit our ability and the ability of our restricted subsidiaries, to, among other things: make investments and loans, make capital expenditures, incur, assume, or permit to exist additional indebtedness, guarantees, or liens, engage in mergers, acquisitions, asset sales or sale-leaseback transactions, declare dividends, make payments on, or redeem or repurchase equity interests, alter the nature of the business, engage in certain transactions, with affiliates, enter into agreements limiting subsidiary distributions, and prepay, redeem, or repurchase certain indebtedness including the 8.875% Subordinated Notes.

The Credit Facility requires Group L.P. to comply, on a quarterly basis, with certain financial covenants, including a minimum interest coverage ratio test and a maximum lease-adjusted leverage ratio test, which becomes more restrictive over time. As of November 1, 2009, the terms of the Credit Facility required that we maintain a minimum interest coverage ratio of 2.50:1 and a lease-adjusted leverage ratio of no more than 4.75:1. As of November 1, 2009, Group L.P. was in compliance with these financial covenants. The interest coverage ratio financial covenant is not subject to further adjustments and will be fixed at 2.50:1 for the remaining term of the Credit Facility, while the lease-adjusted leverage ratio financial covenant will become more restrictive over time, and will eventually require that Group L.P. maintain a lease-adjusted leverage ratio of no more than 4.50:1.

Subject to exceptions, the Credit Facility requires mandatory prepayments of or offer to prepay (with the failure to do so constituting an event of default) the loans in the event of certain asset sales or other asset dispositions, issuances of equity securities or debt securities, or if we have annual consolidated excess cash flows. The Credit Facility is guaranteed by Holdings, Dollarama Group GP Inc. and all of Group L.P.’s existing and future restricted subsidiaries, and is secured by a security interest in substantially all of the existing and future assets of Holdings L.P., Dollarama Group GP Inc, Group L.P. and Group L.P.’s restricted subsidiaries, and a pledge of Group L.P.’s capital stock and the capital stock of each of its subsidiaries, subject to certain exceptions agreed upon with the lenders and local law requirements.

On September 22, 2009, we entered into Amendment No. 5 to the Credit Facility which allowed us to enter into a new secured revolving credit facility which replaced our existing secured revolving credit facility on the same terms, except that the new revolving credit facility may have a later maturity date and may have a different interest rate.

On October 21, 2009, we entered into Amendment No. 6 to the Credit Facility. The Amendment No.6 provides us with a new $75.0 million secured revolving credit facility, which matures in July 2012 and otherwise has the same terms, pricing, covenants, guarantees and security as our existing secured revolving credit facility.

8.875% Subordinated Notes

Group L.P. and Dollarama Corporation issued U.S.$200.0 million of 8.875% Subordinated Notes due in 2012, on August 12, 2005. Interest on the Notes accrues at 8.875% per year and is payable semi-annually on February 15 and August 15 of each year. The Notes will mature on August 15, 2012. On October 16, 2009, Group L.P. and Dollarama Corporation announced their intent to redeem the 8.875% Subordinated Notes according to the 2009 redemption price of 104.438% on November 17, 2009. Such redemption was consummated on the Redemption Date.

Deferred Interest Notes

Holdings and Dollarama Group Holdings Corporation issued U.S.$200.0 million of Deferred Interest Notes on December 20, 2006. As of November 1, 2009, there was U.S.$212.2 million in aggregate principal amount and deferred interest outstanding. The Deferred Interest Notes will mature on August 15, 2012. Interest on the Deferred Interest Notes accrues and is payable semi-annually in arrears on June 15 and December 15 of each year, at a rate per annum equal to 6-month LIBOR plus 6.25%, increasing to 6.75% if any Deferred Interest Notes are outstanding on or after December 15, 2009. On each interest payment date, Holdings and Dollarama Group Holdings Corporation may elect to pay interest in cash or defer the payment of interest, in which case such interest will become deferred interest and interest shall accrue on such deferred interest for subsequent interest periods. For the payment of interest due on June 15, 2009, Holdings and Dollarama Group Holdings Corporation deferred the payment of interest on the Deferred Interest Notes, which payment represented an amount of U.S.$8,719,812. Interest was also deferred on June 15, 2008 and December 15, 2008. An aggregate amount of U.S.$27,168,906 of deferred interest remains outstanding as of November 1, 2009 and will be payable at the latest upon redemption or maturity of the Deferred Interest Notes. Holdings has elected to make a cash payment of interest due on December 15, 2009.

The Deferred Interest Notes may be redeemed, in whole or in part, at the following redemption prices (expressed as percentages of principal amount plus deferred interest), plus accrued and unpaid interest, if any, to the redemption date, if redeemed during periods set forth below:

Year	Redemption Price
December 15, 2008 to December 14, 2009	102.00
December 15, 2009 to December 14, 2010	101.00
December 15, 2010 and thereafter	100.00

In addition, Holdings and Dollarama Group Holdings Corporation may redeem all of the Deferred Interest Notes at a price equal to 100% of the principal amount plus deferred interest, plus accrued and unpaid interest, if any, if Holdings and Dollarama Group Holdings Corporation become obligated to pay certain tax gross-up amounts. Following a change of control as defined in the indenture governing the Deferred Interest Notes (the “Deferred Interest Notes Indenture”), Holdings and Dollarama Group Holdings Corporation will be required to offer to purchase all of the Deferred Interest Notes at a purchase price of 101% of their principal amount plus deferred interest, plus accrued and unpaid interest (other than deferred interest), if any, to the date of purchase.

The Deferred Interest Notes Indenture contains certain restrictions on us, including restrictions on Holdings’, Dollarama Group Holdings Corporation’s and their restricted subsidiaries’ ability to make investments and loans, incur indebtedness and issue preferred stock, declare dividends, make payments on, or redeem or repurchase equity interests, engage in certain transactions with affiliates, grant liens, sell assets, enter into agreements limiting subsidiary distributions, and engage in certain other activities. The Deferred Interest Notes Indenture contains customary affirmative covenants and events of default, including, but not limited to, non-payment of principal, premium of interest, breach of covenants, cross default and cross acceleration to certain indebtedness, insolvency and bankruptcy events, material judgments and actual or asserted invalidity of the guarantees. Some of these events of default allow for notice and grace periods and are subject to materiality thresholds.

The Deferred Interest Notes constitute senior unsecured obligations of Holdings and Dollarama Group Holdings Corporation. They rank equally in right of payment to all of Holdings’ and Dollarama Group Holdings Corporation’s future unsecured senior indebtedness, senior in right of payment to any of Holdings’ and Dollarama Group Holdings Corporation’s future senior subordinated indebtedness and subordinated indebtedness and are effectively subordinated in right of payment to any of Holdings’ and Dollarama Group Holdings Corporation’s future secured debt, to the extent of such security and are structurally subordinated in right of payment to all existing and future debt and other liabilities, including the Credit Facility, the 8.875% Subordinated Notes, trade payables and lease obligations, of Holdings ’s subsidiaries. The Deferred Interest Notes are not guaranteed by any of Holdings’ subsidiaries (other than Dollarama Group Holdings Corporation, as the co-issuer of the Deferred Interest Notes.

Contractual Obligations and Commercial Commitments

The following tables summarize our material contractual obligations (in millions of dollars) as of November 1, 2009, including off-balance sheet arrangements and our commitments:

Contractual obligations	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Lease financing
Operating lease obligations(1)	$507.6	$70.6	$66.5	$61.8	$56.9	$52.2	$199.6
Long-term borrowings
Credit Facility	254.1	2.6	2.6	248.9	—	—	—
8.875% Subordinated Notes	226.0	226.0	—	—		—	—
Deferred Interest Notes	229.5	—	—	—	229.5	—	—
Mandatory interest payments(2)	85.4	37.4	22.6	17.0	8.4	—	—

Total obligations	$1,302.6	$336.6	$91.7	$327.7	$294.8	$52.2	$199.6

Commitments	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Letters of credit and surety bonds	$2.2	$2.2	—	—	—	—	—

Total commitments	$2.2	$2.2	—	—	—	—	—

Total obligations and commitments	$1,304.8	$338.8	$91.7	$327.7	$294.8	$52.2	$199.6

(1)

Represent the basic annual rent, exclusive of the contingent rentals, common area maintenance, real estate taxes and other charges paid to landlords, all together representing less than  1/3 of our total lease expenses.

(2)

Based on the actual interest rate on the 8.875% Subordinated Notes and assumed interest rates on the amounts due under the Credit Facility, in each case, applying the current foreign exchange rate where required. Where swap agreements are in place, the mandatory interest payments reflect swap payments. For the Deferred Interest Notes, we assumed the current applicable rates. We do not have any obligation to pay interest in cash until maturity.

Transactions with Related Parties

Termination of Management Agreement

The management agreement dated November 18, 2004 between the Corporation and its subsidiaries, including Holdings, on one hand, and Bain Capital on the other hand, was terminated effective as of October 16, 2009. In connection with such termination, we paid Bain Capital an aggregate one-time fee of $5.0 million.

Advisory Agreement

In connection with the Corporation’s IPO, the Corporation entered into an advisory agreement with Bain Capital for financial and structuring advice and analysis, as well as assistance with due diligence investigations and negotiations, and in accordance with such agreement paid Bain Capital a one-time fee of $1.0 million which was paid at the closing of the initial public offering.

Real Property Leases

We currently lease 18 stores, five warehouses and our distribution center from entities controlled by Larry Rossy, pursuant to long-term lease agreements. Rental expenses associated with these related-party leases are established at market terms and represented an aggregate amount of approximately $2.4 million and $7.2 million for the 13-week and 39-week periods ended November 1, 2009.

Off-Balance Sheet Obligations

Other than our operating lease commitments, we have no off-balance sheet obligations.

Recent Accounting Pronouncements

Accounting Changes Implemented

Goodwill and Intangible Assets

CICA 3064 replaces CICA 3062 and establishes standards for the recognition, measurement and disclosure of goodwill and intangible assets. The provisions relating to the definition and initial recognition of intangible assets are equivalent to the corresponding provisions of IAS 38, Intangible Assets. CICA 1000 is amended to clarify criteria for recognition of an asset. CICA 3450 is replaced by guidance in CICA 3064. EIC 27 is no longer applicable for entities that have adopted CICA 3064. AcG 11 is amended to delete references to deferred costs and to provide guidance on development costs as intangible assets under CICA 3064. This new standard is effective for interim and annual financial statements for years beginning on or after October 1, 2008. This Section was adopted as of February 2, 2009 with no impact on the consolidated financial statements.

Accounting Changes

In June 2009, CICA amended Section 1506, “Accounting Changes”, to exclude from the scope of this section changes in accounting policies upon the complete replacement of an entity’s primary basis of accounting. This amendment is effective for years beginning after July 1, 2009. The adoption of this amendment to Section 1506 had no impact on the consolidated financial statements.

Financial Instruments - Disclosures

In June 2009, the CICA amended section 3862, “Financial Instruments— Disclosures”, to include additional disclosure requirements about fair value measurement for financial instruments and liquidity risk disclosures. These amendments require a three-level hierarchy that reflects the significance of the inputs used in making the fair value measurements. Fair value of assets and liabilities included in Level 1 are determined by reference to quoted prices in active markets for identical assets and liabilities. Assets and liabilities in Level 2 include valuations using inputs other than the quoted prices for which all significant inputs are based on observable market data, either directly or indirectly. Level 3 valuations are based on inputs that are not based on observable market data. The amendments to Section 3862 apply for annual financial statements relating to fiscal years ending after September 30, 2009.

Business Combinations

In December 2007, the FASB issued guidance which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, any non-controlling interest in an acquiree and the resulting goodwill. The guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This guidance was effective for annual reporting periods beginning after December 15, 2008 and was adopted by the Partnership as of February 2, 2009 with no impact on the consolidated financial statements.

Non-Controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This topic clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The topic changes the way the consolidated earnings (loss) statement is presented by requiring consolidated net earnings (loss) to be reported including the amounts attributable to both the parent interest and the non-controlling interest. It is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. Its adoption as of February 2, 2009 had no impact on the consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued guidance to improve financial reporting for derivative instrument and hedging activities by requiring enhanced disclosures regarding the impact on financial position, results of operations, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Disclosure requirements pertaining to this Statement is included in note 5 to the interim consolidated financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under other U.S. generally accepted accounting principles. Disclosure requirements are effective for all intangible assets recognized as of, and subsequent to, fiscal years beginning after December 15, 2008. The adoption of this new standard had no impact on the consolidated financial statements.

Fair Value Measurements

In April 2009, the FASB issued a modification of the Fair Value Measurements and Disclosures Topic of FASB ASC concerning the determination of fair value when the volume and level of activity for the asset or liability have significantly decreased and for identifying transactions that are not orderly. This modification emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The modification also provides guidance on indentifying transactions that are not orderly by assessing certain factors among which are: an adequate marketing period for the asset or liability, whether the seller is in a distressed state and whether the transaction price is an outlier compared with recent transactions. The modification amends the disclosure provisions required by the Fair Value Measurements and Disclosures Topic of FASB ASC to require entities to disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value.

These modifications are effective for interim and annual periods ending after June 15, 2009, and have consequently been adopted by the Partnership.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued Recognition and Presentation of Other-Than-Temporary Impairments. The topic amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of this topic are effective for interim and annual reporting periods ending after June 15, 2009. The Partnership adopted this new standard with no impact on the consolidated financial statements.

Fair Value Disclosures for Interim Periods

In April 2009, the FASB issued a modification of the Fair Value Measurements and Disclosures Topic of FASB ASC concerning the interim disclosures about fair value of financial instruments, to require interim-period disclosures about fair value of financial instruments that were previously made on an annual basis only.

This modification is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The Partnership has adopted the disclosure requirement with no impact on the consolidated financial statements.

Management’s Assessment of Subsequent Events

In May 2009, the FASB issued Subsequent Events that provides guidance on management’s assessment of subsequent events. Historically, management had relied on U.S. auditing literature for guidance on assessing and disclosing subsequent events. The topic represents the inclusion of guidance on subsequent events in the accounting literature and is directed specifically to management, since management is responsible for preparing an entity’s consolidated financial statements.

The new topic does not significantly change practice because its guidance is similar to that in existing U.S. auditing literature on subsequent events, although with some important modifications. The new topic clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” Management must perform its assessment for both interim and annual financial reporting periods.

The topic is effective prospectively for interim or annual periods ending after June 15, 2009. The Partnership applied the requirements of this topic in the preparation of our November 1, 2009 consolidated financial statements.

FASB Accounting Standards Codification

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) became the single source of authoritative generally accepted accounting principles (“GAAP”) in the United States. The previous GAAP hierarchy consisted of four levels of authoritative accounting and reporting guidance, including original pronouncements of the FASB, Emerging Issues Task Force (“EITF”) abstracts, and other accounting literature (together, “previous GAAP”). The ASC eliminated this hierarchy and replaced previous GAAP (other than rules and interpretive releases of the SEC), as used by all nongovernmental entities, with just two levels of literature; namely, authoritative and non-authoritative.

The FASB has indicated that the ASC does not change previous GAAP, instead, the changes aim to reduce the time and effort it takes for users to research accounting questions and improve the usability of accounting standards by reorganizing them into a topical format, where each topic is subdivided into a number of levels that aggregate all elements of literature related to this topic.

For reporting purposes, the FASB ASC has become effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the FASB ASC in our November 1, 2009 consolidated financial statements.

Measuring Liabilities at Fair Value

In August 2009, the FASB issued a modification of the Fair Value Measurements and Disclosures Topic of FASB ASC concerning the measurement of liabilities at fair value when there is a lack of observable market information. This modification provides clarification of the valuation techniques that are required in circumstances in which a quoted price in an active market for the identical liability is not available. The modification of the valuation techniques had no impact on the Partnership’s fair value measurements. This modification is effective for the first reporting period (including interim periods) beginning after issuance. The Partnership adopted the modification in its November 1, 2009 consolidated financial statements.

Future Accounting Changes

Business Combinations, consolidated financial statements and non-controlling interests

CICA Handbook Section 1582, “Business Combinations”; Section 1601, “Consolidated Financial Statements”; and Section 1602, “Non-controlling Interests”, replace Section 1581, “Business Combinations”, and Section 1600, “Consolidated Financial Statements”, and establish a new section for accounting for a non-controlling interest in a subsidiary. These sections provide the Canadian equivalent to International Financial Reporting Standard 3, “Business Combinations (January 2008)”, and IAS 27, “Consolidated and Separate Financial Statements (January 2008)”. Section 1582 is effective for business combinations for which the acquisition date is on or after the first quarter beginning on January 31, 2011 with early adoption permitted. Sections 1601 and 1602 apply to interim and annual consolidated financial statements relating to years beginning on January 20, 2011 with early adoption permitted. The Partnership is assessing the impact of these new standards.

Financial Instruments – Recognition and Measurement

In June 2009, CICA amended Section 3855, “Financial Instruments – Recognition and Measurement”, to clarify application of the effective interest rate method after a debt instrument has been impaired. The amendment also clarifies when an embedded prepayment option is separated from its host debt instrument for accounting purposes. This amendment is effective January 1, 2011, at which time Canadian public companies will have adopted IFRS. At this point, the Partnership does not intend to adopt this amendment early. The Partnership is currently evaluating the impact of the adoption of this amendment.

International Financial Reporting Standards

In February 2008, the Accounting Standards Board (“AcSB”) confirmed that the use of International Financial Reporting Standards (“IFRS”) will replace Canadian GAAP in 2011 for publicly accountable profit-oriented enterprises. The transition from Canadian GAAP to IFRS will be applicable for the Partnership for the fiscal year 2012 beginning on January 31, 2011. The Partnership will convert to these new standards according to the timetable set for these new rules. The Partnership has established its transition plan and has formally set up a project team. The project team is overseen by the Partnership’s Interim Chief Financial Officer. It reports on a regular basis to senior management and to the Audit Committee of the Partnership’s Board of Directors. The Partnership uses an external advisor to assist in the conversion project. The Partnership completed the first phase of its transition program, which included scoping to identify the significant accounting policy differences and their related areas of impact in terms of systems, procedures and financial statements. While the effects of IFRS have not been fully determined, the Partnership has identified a number of key areas where it is likely to be impacted by change in accounting policy. These include, amongst others:

•	Lease accounting

•	Property, plant and equipment

•	Share-based payments

•	Hedge accounting

•	Financial instruments: presentation

•	Impairment of assets

•	Financial instruments: recognition and measurement

The Partnership is currently in the second phase, which involves a completed design and work plan to measure the differences between IFRS and Canadian GAAP, and the impact on its financial statements, disclosures and operations. The Partnership is currently planning to address the design, planning, solution development and implementation of the conversion before the end of fiscal year 2010. At this time, the full impact of transitioning to IFRS on the Partnership’s future financial position and future operational results is not reasonably determinable or estimable. We continue to assess the available transitional exemption options, along with the accounting policies under IFRS, and the resulting impacts. It is, however, difficult to predict the IFRS that will be effective at the end of our first IFRS reporting period, as the IASB work plan anticipates the completion of several projects in 2010 and 2011. Completion of a draft opening balance sheet, prepared under IFRS at the date of transition (February 1, 2010), is currently planned for the first half of 2010. Draft financial statements and disclosure information will be prepared for each quarter in fiscal year 2011 (to be used for comparative purposes for fiscal year 2012) and reporting under IFRS will commence for interim and annual periods in fiscal year 2012.

Transfers of Financial Assets

In June 2009, the FASB issued Accounting for Transfers of Financial Assets, which amends the derecognition guidance required by the Transfers and Servicing Topic of FASB ASC. Some of the major changes undertaken by this amendment include:

•

Eliminating the concept of a Qualified Special Purpose Entity (“QSPE”) since the FASB believes, on the basis of recent experience, that many entities that have been accounted for as QSPEs are not truly passive, a belief that challenges the premise on which the QSPE exception was based.

•	Modifying the derecognition provisions as required by the Transfers and Servicing Topic of FASB ASC. Specifically aimed to:

•	require that all arrangements made in connection with a transfer of financial assets be considered in the derecognition analysis,

•	clarify when a transferred asset is considered legally isolated from the transferor,

•	modify the requirements related to a transferee’s ability to freely pledge or exchange transferred financial assets, and

•	provide guidance on when a portion of a financial asset can be derecognized, thereby restricting the circumstances when sale accounting can be achieved to the following cases:

•	transfers of individual or groups of financial assets in their entirety and

•	transfers of participating interests

The new amendment is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and has not yet been codified. It is anticipated that this amendment will primarily be incorporated into the Transfers and Servicing Topic of FASB ASC. The Partnership will assess the impact of adopting this Statement on its consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

While all of our sales are in Canadian dollars, we have been steadily increasing our purchases of merchandise from low-cost overseas suppliers, including suppliers in China, Brazil, India, Indonesia, Taiwan, Thailand and Turkey. For Fiscal 2009 and Fiscal 2010 to date, this direct sourcing from foreign suppliers accounted for in excess of 50% of our purchases. Accordingly, our results of operations are impacted by the fluctuation of foreign currencies against the Canadian dollar. In particular, we purchase a majority of our imported merchandise from suppliers in China using U.S. dollars. Therefore, our cost of sales is impacted by the fluctuation of the Chinese renminbi against the U.S. dollar and the fluctuation of the U.S. dollar against the Canadian dollar.

We use foreign exchange forward contracts to mitigate the risk from fluctuations in the U.S. dollar relative to the Canadian dollar. All foreign exchange forward contracts are used only for risk management purposes and are designated as hedges of specific anticipated purchases of merchandise. We estimate that in the absence of our currency risk management program, every $0.01 depreciation in the Canadian dollar relative to U.S. dollar exchange rate results in approximately $3.0 million annual decrease in our operating earnings before taxes. The seasonality of our purchases will affect the quarterly impact of this variation. We periodically examine the derivative financial instruments we use to hedge exposure to foreign currency fluctuation to ensure that these instruments are highly effective at reducing or modifying foreign exchange risk associated with the hedged item.

In addition, a majority of our debt is in U.S. dollars. Therefore, a downward fluctuation in the exchange rate of the Canadian dollar versus the U.S. dollar would reduce our funds available to service our U.S. dollar-denominated debt.

As required by the terms of the Credit Facility, we have entered into foreign currency and interest rate swap agreements with maturities matching those of the underlying debt to minimize our exposure to exchange rate and interest rate fluctuations in respect of our LIBOR-based U.S. dollar-denominated term loans.

Similarly, we had entered into foreign currency swap agreements to minimize our exposure to exchange rate fluctuations in respect of our 8.875% Subordinated Notes. Originally, these foreign currency swap agreements qualified for hedge accounting. However, as the Partnership exercised its call option on the 8.875% Subordinated Notes on October 16, 2009, the hedged transaction was no longer probable and the foreign currency swap agreements no longer qualify for hedge accounting as of that date.

On December 18, 2008, the Partnership entered into new foreign currency and interest rate swap agreements with its lenders to replace the existing foreign currency and interest rate swap agreements with a maturity date of January 30, 2009. The new currency and interest rate swap does not qualify for hedge accounting.

In addition, the December 18, 2008 swap agreement enables the Partnership to convert the interest rate on the debt from US dollar LIBOR to Canadian bankers’ acceptance rate and fix the exchange rate on these payments at 1.20. The agreement provides for the Partnership to pay interest on the stated notional amount at a variable rate of Canadian bankers’ acceptance rate plus 2.5% (in Canadian dollars) and to receive interest at LIBOR plus 1.75% (in US dollars) with a fixed US/Canadian dollar conversion rate of 1.20.

Interest Rate Risk

We use variable-rate debt to finance a portion of our operations and capital expenditures. These obligations expose us to variability in interest payments due to changes in interest rates. We have approximately $254.2 million in term loans outstanding under the Credit Facility based on the exchange rate on November 1, 2009, bearing interest at variable rates. Each quarter point change in interest rates would result in a $0.7 million change in interest expense on such term loans. We also have an existing revolving loan facility which provides for borrowings of up to $75.0 million which bears interest at variable rates. Assuming the entire revolver is drawn, each quarter point change in interest rates would result in a $0.2 million change in interest expense on our existing revolving loan facility.

We also have approximately $229.5 million of Deferred Interest Notes based on the exchange rate on November 1, 2009, bearing interest at variable rates. Each quarter point change in interest rates would result in a $0.6 million change in interest expense on the notes.

ITEM 4.	CONTROLS AND PROCEDURES

As of November 1, 2009, we evaluated, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 1, 2009.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended November 1, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time involved in legal proceedings of a nature considered normal to our business. We believe that none of the litigation in which we are currently involved, individually or in the aggregate, is material to our consolidated financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Our Annual Report on Form 10-K for the year ended February 1, 2009 as supplemented on Form 10-Q for the quarter ended August 2, 2009 contain important risk factors that could cause our actual results to differ materially from those projected in any forward-looking statement.

[ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.] [NTD: Exhibits to be deleted in Canadian MD&A]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dollarama Group Holdings L.P.

	By:	Dollarama Group Holdings GP ULC, its general partner

Dated: December 10, 2009	By:	/s/ Larry Rossy
	Name:	Larry Rossy
	Title:	Chief Executive Officer and Director

Dated: December 10, 2009	By:	/s/ Nicholas Nomicos
	Name:	Nicholas Nomicos
	Title:	Senior Vice President, Interim Chief Financial Officer and Secretary